Form 10-Q
period 1995-01-28
HACH CO
filed 1995-03-10
CIK 44764

                                                            This report contains
                                                                13  pages.
                                                            -------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended January 28, 1995

Commission File Number 0-3947

                                  HACH COMPANY
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        42-0704420
- - -------------------------------------------------------------------------------
(State of other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                           Identification Number)

5600 Lindbergh Drive, Loveland, CO                                     80537
- - -------------------------------------------------------------------------------
(Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code (303) 669-3050
                                                   --------------

                                       N/A
- - -------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

YES                 X                   NO
   ------------------------------------   ---------------------------------

At March 10, 1995 the registrant had 11,374,028 shares of its common stock outstanding.

                  Index of Exhibits - See Page       10      .
                                               ---------------
                                       -1-

                         PART I - FINANCIAL INFORMATION


Item I - SUMMARIZED FINANCIAL STATEMENTS

     Companies for which report is filed:  Hach Company and Subsidiaries

         The accompanying Consolidated Balance Sheet as of January 28,
         1995, and the Consolidated Statements of Income and Retained Earnings for the quarter and nine months ended January 28, 1995 and January 29, 1994 and the Consolidated Statements of Cash Flows for the nine months ended January 28, 1995 and January 29, 1994 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarter and nine months ended January 28, 1995 and January 29, 1994 are not necessarily indicative of the results of operations to be expected for the full year.

         The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand L.L.P., the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                        QUARTER ENDED                     NINE MONTHS ENDED
                                                                        -------------                     ------------------
                                                                    1/28/95        1/29/94             1/28/95        1/29/94
                                                               ------------    -----------         -----------    -----------
Net sales                                                      $     25,953    $    23,290         $    77,107    $    72,910
Cost of sales                                                        12,776         11,459              37,904         35,737
                                                               ------------    -----------         -----------    -----------
  Gross profit                                                       13,177         11,831              39,203         37,173
Selling, general and administrative expense                           8,157          7,599              23,899         22,932
Research and development expense                                      1,748          1,554               5,074          4,857
                                                               ------------    -----------         -----------    -----------
  Income from operations                                              3,272          2,678              10,230          9,384
Interest income                                                         230            163                 442            375
Interest expense                                                          0             (2)                 (1)            (7)
                                                               ------------    -----------         -----------    -----------
  Income before income taxes and cumulative
    effect of accounting change                                       3,502          2,839              10,671          9,752
Income tax expense                                                    1,217          1,014               3,711          3,487
                                                               ------------    -----------         -----------    -----------
Income before cumulative effect
    of accounting change                                              2,285          1,825               6,960          6,265
Cumulative effect of change in
  accounting for income taxes                                            --             --                  --            448
                                                               ------------    -----------         -----------    -----------

  Net income                                                          2,285          1,825               6,960          6,713

Retained earnings, beginning of period                               54,853         47,289              51,090         43,129
Cash dividends                                                         (454)          (365)             (1,366)        (1,093)
                                                               ------------    -----------         -----------    -----------
Retained earnings, end of period                               $     56,684    $    48,749         $    56,684    $    48,749
                                                               ------------    -----------         -----------    -----------
                                                               ------------    -----------         -----------    -----------

Net income per common share before cumulative
  effect of accounting change                                  $       0.20    $      0.16         $      0.61    $      0.55
Cumulative effect of change in
  accounting for income taxes                                  $         --    $        --         $        --    $      0.04
                                                               ------------    -----------         -----------    -----------

Net income per common share                                    $       0.20    $      0.16         $      0.61    $      0.59
                                                               ------------    -----------         -----------    -----------
                                                               ------------    -----------         -----------    -----------

Dividends per common share                                     $       0.04    $     0.032         $      0.12    $     0.096
                                                               ------------    -----------         -----------    -----------
                                                               ------------    -----------         -----------    -----------

Weighted average shares outstanding                              11,375,159     11,389,119          11,388,707     11,381,714
                                                               ------------    -----------         -----------    -----------
                                                               ------------    -----------         -----------    -----------


    The accompanying notes are an integral part of the financial statements.

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                   January 28, 1995       April  30, 1994
                                                   ----------------       ---------------
                                                      (Unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents                      $     11,333             $   9,037
    Marketable securities, held-to-maturity               3,755                 1,801
    Accounts receivable, less reserves
      of $224 and $167, respectively                     15,626                15,943
    Inventories                                          12,500                11,574
    Prepaid expenses and other
      current assets                                      3,588                 2,357
                                                   ------------             ---------

      Total current assets                               46,802                40,712

  Property, plant and equipment at cost:
    Buildings and improvements                           22,723                21,513
    Machinery and equipment                              41,357                38,861
                                                   ------------             ---------
                                                         64,080                60,374
    Less allowance for depreciation
      and amortization                                   36,174                32,478
                                                   ------------             ---------
                                                         27,906                27,896
    Land                                                  1,013                 1,007
                                                   ------------             ---------
      Net property, plant and equipment                  28,919                28,903

    Marketable securities, held-to-maturity               4,369                 4,260

    Other assets                                            518                   483
                                                   ------------             ---------

Total assets                                       $     80,608             $  74,358
                                                   ------------             ---------
                                                   ------------             ---------

The accompanying notes are an integral part of the financial statements.

                                    Continued
                                       -4-

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                   January 28, 1995       April 30, 1994
                                                   ----------------       --------------
                                                      (Unaudited)

LIABILITIES

  Current liabilities:
   Accounts payable                                   $     2,236           $   2,450
   Accrued liabilities:
     Compensation                                             910                 347
     Compensated absenses                                   3,158               3,303
     Profit sharing                                         1,954               2,547
     Other                                                  1,856               1,133
                                                     ------------           ---------
       Total current liabilities                           10,114               9,780

  Deferred income taxes                                     2,101               2,081
                                                     ------------           ---------
       Total liablities                                    12,215              11,861

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; authorized
    40,000,000 shares; issued 11,622,953 shares            11,623              11,623
  Capital contributed in excess of par value                  125                  31
  Retained earnings                                        56,684              51,090
  Cumulative currency translation adjustment                1,211                 497
                                                     ------------           ---------
                                                           69,643              63,241
  Less: Shares held in treasury at cost:
           (248,925 at January 28,1995 and
           227,687 at April 30, 1994)                      (1,250)               (744)
                                                     ------------           ---------

  Total Liabilities and Stockholders' Equity         $     80,608           $  74,358
                                                     ------------           ---------
                                                     ------------           ---------


    The accompanying notes are an integral part of the financial statements.

                           HACH COMPANY & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED      NINE MONTHS  ENDED
                                                                     JANUARY 28, 1995        JANUARY  29, 1994
                                                                     -----------------      ------------------
   Cash flows from operating activities:
   Net income                                                               $   6,960             $   6,713
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation & amortization                                              4,352                 4,249
       Increase in deferred income taxes                                           20                    22
       Loss on disposal of equipment                                                7                   108
       Decrease in accounts receivable                                            317                   998
       (Increase) in inventories                                                 (926)               (2,287)
       (Increase) decrease in prepaid expenses & other assets                  (1,231)                  275
       (Decrease) in accounts payable                                            (214)               (1,286)
       Increase in accrued liabilities                                            548                   585
                                                                            ---------             ---------


  Net cash provided by operating activities                                     9,833                 9,377


  Cash flows from investing activities:
       Proceeds from sale of equipment                                             53                    45
       Capital  expenditures                                                   (4,288)               (3,910)
       Purchases of short-term investments                                     (3,777)               (3,382)
       Proceeds from maturities of short-term investments                       1,714                 1,409
       (Increase) in long-term assets                                             (35)                 (133)
                                                                            ---------             ---------


   Net cash used by investing activities                                       (6,333)               (5,971)


   Cash flows from financing activities:
       Payments on long term debt                                                  --                  (100)
       Payments on capital lease obligations                                       (4)                  (12)
       Dividends paid                                                          (1,366)               (1,093)
       Exercise of stock options                                                   33                   147
       Purchases of treasury stock                                               (445)                   --
                                                                            ---------             ---------


   Net cash used by financing activities                                       (1,782)               (1,058)


   Effects of exchange rate changes                                               578                  (540)
                                                                            ---------             ---------


   Net increase in cash & cash equivalents                                      2,296                 1,808


   Cash & cash equivalents at the beginning of the period                       9,037                 5,534
                                                                            ---------             ---------

   Cash & cash equivalents at the end of the period                         $  11,333             $   7,342
                                                                            ---------             ---------
                                                                            ---------             ---------

   Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest                                                              $      1              $      5
       Income taxes                                                          $  4,689              $  3,228




    The accompanying notes are an integral part of the financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The consolidated balance sheet of Hach Company and Subsidiaries (collectively, the "Company") at April 30, 1994, has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at January 28, 1995, and the consolidated statements of income and retained earnings, cash flows, and stockholders' equity for the interim periods ended January 28, 1995 and January 29, 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
The weighted average shares outstanding and per share data have been restated for the 1994 quarterly information based upon a five for four stock split in April 1994.

2.   INVENTORIES

     The components of inventories are:


                                         (Thousands of Dollars)
                                     January 28, 1995   April 30, 1994
                                     ----------------   --------------
Raw materials and purchased parts       $ 3,045            $ 2,846
Work-in-process                           1,968              1,492
Manufactured finished goods               7,003              6,851
Purchased for resale                        484                385
                                        -------            -------
                                        $12,500            $11,574
                                        =======            =======

3.   INCOME TAXES

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended January 28, 1995 and January 29, 1994 were 34.8% and 35.8% respectively.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:




ANALYSIS OF FINANCIAL CONDITION:

There was no material change in the liquidity of the Company during the quarter ended January 28, 1995. Cash and short-term investments increased $2,982,000 during the quarter to $15,088,000.

The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. Capital needs in the near future will be for production equipment and computer and peripheral equipment to support production, research and development, and administration.

On September 12, 1994 the Company's Board of Directors authorized the Company to repurchase up to $2,000,000 in value of the Company's common stock.

The Company intends to finance its capital projects, dividend payments, and stock buy back through existing cash and cash equivalents, short-term investments and projected cash flow from operations.

Results of Operations: Quarter ended January 28, 1995 compared to quarter ended January 29, 1994.

Net sales increased 11% to $25,953,000 from $23,290,000. The Company's domestic net sales increased 7% while its international net sales increased 20%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 11% to $12,776,000 from $11,459,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent was approximately 50.8% for both quarters.

Selling, general and administrative expense increased 7% to $8,157,000 from $7,599,000. The increase was primarily due to normal wage and salary increases and cost associated with the increased sales volume.

Research and development expense increased 12% to $1,748,000 from $1,554,000. The increase was due to higher expenditures for external research and development contract labor.

Interest income increased to $230,000 from $163,000. The increase was due to interest received on federal income tax refunds resulting from amended tax returns.

The effective income tax rate was 34.8% in the current period compared to 35.7% in the prior year's third quarter. The decrease in the rate was primarily due to higher projected research and development tax credits in the current period.

Results of Operations: Nine months ended January 28, 1995 compared to nine months ended January 29, 1994.

Net sales increased 6% to $77,107,000 from $72,910,000. The Company's domestic net sales decreased 0.3% while its international net sales increased 19%. The international net sales increase was due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 6% to $37,904,000 from $35,737,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 50.8% from 51.0% due primarily to the mix of products sold during the period.

Selling, general and administrative expense increased 4% to $23,899,000 from $22,932,000. Selling, general and administrative expense for the nine months ended January 29, 1994 included a one time charge of approximately $500,000 for costs associated with the terminated merger with Lawter International. Without these costs selling, general and administrative expense increased 7% from the prior year. The increase was primarily due to normal wage and salary increases, costs associated with the increased sales volume, and foreign exchange losses of $223,000 in the current period versus foreign exchange gains of $90,000 in the prior year's first nine months.

Research and development expense increased 4% to $5,074,000 from $4,857,000. The increase was primarily due to normal wage and salary increases.

Interest income increased to $442,000 from $375,000. The increase was due to interest received on federal income tax refunds resulting from amended tax returns.

The effective income tax rate was 34.8% in the current period compared to 35.8% in the prior year's first nine months. The decrease in the rate was primarily due to higher projected research and development tax credits in the current period.

                        INDEX OF EXHIBITS







                                                           PAGE

    Report of Independent Accountants                       12

    Awareness Letter of Independent Accountants             13

                           PART II - OTHER INFORMATION





Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         Report of Independent Accountants

    (b)  Reports on Form 8-K
         During the quarter ended January 28, 1995 the Registrant filed no report on Form 8-K.
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                  HACH COMPANY
                                   Registrant


DATED:  MARCH 10, 1995               BY:     BRUCE J. HACH /S/
      -----------------------------     ------------------------------
                                     Bruce J. Hach
                                     President
                                     and Chief Operating Officer

DATED:  MARCH 10, 1995               BY:     GARY R. DREHER /S/
      -----------------------------     ------------------------------
                                     Gary R. Dreher
                                     Vice President and Chief Financial
                                     Officer