Form 10-Q/A
period 1995-01-28
HACH CO
filed 1995-05-01
CIK 44764

                                                            THIS REPORT CONTAINS
                                                                       13 PAGES.
                                                             ------------


                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 28, 1995

Commission File Number 0-3947

                                  HACH COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                      42-0704420
- -------------------------------------------------------------------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

5600 Lindbergh Drive, Loveland, CO                                    80537
- -------------------------------------------------------------------------------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number, including area code (303) 699-3050
                                                   --------------

                                       N/A
- -------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding twelve months (or such shortened period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

YES                X                  NO
   -----------------------------------  -------------------------------------


At May 1, 1995 the registrant has 11, 374,028 shares of its common stock outstanding.

                       Index of Exhibits - See Page     10
                                                   -----------

                          PART II -- OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K

     (a)    Exhibits
            Report of Independent Accountants

     (b)    Report on Form 8-K
            During the quarter ended January 28, 1995 the Registrant filed no report on Form 8-K.

                                   SIGNATURES
     Pursuant to the requirements of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                  HACH COMPANY
                                   Registrant

DATED:   MAY 1, 1995                    BY:     Bruce J. Hach /s/
      ----------------------------         ------------------------------------
                                           Bruce J. Hach
                                           President
                                           and Chief Operating Officer

DATED:   MAY 1, 1995                    BY:     Gary R. Dreher /s/
      ----------------------------         ------------------------------------
                                            Gary R. Dreher
                                            Vice President and Chief Financial
                                            Officer