Form 10-K405
period 1995-04-30
HACH CO
filed 1995-07-28
CIK 44764

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period _________________ to _________________.

Commission file number 0-3947

                                  HACH COMPANY
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         42-0704420
- -------------------------------                         -------------------
(State or Other jurisdiction of                            (IRS Employer
Incorporation or Organization)                          Identification No.)

     5600 Lindbergh Drive
      Loveland, Colorado                                            80537
- ---------------------------                                 ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (970) 669-3050

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:
                                                  Common Stock, $1.00 Par Value
                                                  -----------------------------
                                                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                        -------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 30, 1995, 11,363,818 shares of Common Stock were outstanding. The aggregate value of 5,724,053 shares of Common Stock held by non-affiliates (based upon the last sales price of $13.50 for the Registrant's Common Stock listed in The WALL STREET JOURNAL in the NASDAQ National Market System section on June 30, 1995) was approximately $77,274,715.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Hach Company Annual Report to Stockholders for the year ended April 30, 1995 (the "1995 Annual Report") are incorporated by reference into Parts I, II and IV.

Portions of the Hach Company Proxy Statement for the Annual Meeting of Stockholders scheduled to be held August 29, 1995 (the "1995 Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

     The Registrant was incorporated in Iowa in 1951 and reincorporated in Delaware on April 3, 1968.

     Additional information required by this item appears under the heading "Description of Business" on pages 17 and 18 of the 1995 Annual Report and as
Note 6 of the Notes to Consolidated Financial Statements, "Segment Information", on pages 26 and 27 of the 1995 Annual Report, all of which is incorporated herein by reference.

ITEM 2.   PROPERTIES

     The principal physical properties of the Registrant are as follows:

     The Registrant owns a 150,000 square foot steel frame, concrete building situated on 50 acres adjacent to the Loveland, Colorado airport at 5600 Lindbergh Drive in Loveland, Colorado. This building contains the Registrant's executive and administrative offices and its research, development, engineering and instrument manufacturing operations.

     The Registrant also owns a 169,000 square foot building complex situated on 45 acres at 100 Dayton Avenue in Ames, Iowa. These facilities contain chemical manufacturing operations, a chemical research laboratory, the home office service function and the shipping department and warehouse for all of the products manufactured and sold by the Registrant.

     The Registrant also owns two buildings totaling 45,000 square feet located in Loveland, Colorado. These buildings contain the Registrant's plastic component manufacturing operation, part of the Registrant's component assembly operation, and an employee training center.

     The Registrant's wholly-owned subsidiary, Hach Europe, S.A., owns a distribution and manufacturing plant containing approximately 44,000 square feet in Namur, Belgium.


     All of the Registrant's principal physical properties are modern and were designed and constructed to the Registrant's specifications specifically for use in its business.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter of the year ended April 30, 1995.

          EXECUTIVE OFFICERS OF REGISTRANT



        Name                  Age
        ----                  ---
Kathryn Hach-Darrow           72        Chairman of the Board, Chief Executive Officer,
                                        Chairman of the Executive Committee and Director

Bruce J. Hach                 49        President and Chief Operating Officer and Director

Robert O. Case                73        Secretary, and General Counsel

Gary R. Dreher                42        Vice President and Chief Financial Officer and Director

Loel J. Sirovy                56        Senior Vice President, Operations

Jerry M. Churchill            55        Vice President, Domestic Sales and Director

Randall A. Petersen           43        Vice President, Human Resources

John C. Privette              40        Vice President, Sales and Marketing

Larry Thompson                51        Vice President, Ames Operation

     Kathryn Hach-Darrow has been active in the business of the Registrant since its inception. She has served on the Board of Directors and was responsible, prior to May 6, 1977, as Executive Vice President for certain of the Registrant's administrative and marketing matters. On May 5, 1977, the Board of Directors elected Mrs. Hach-Darrow President and Chief Operating Officer. On April 28, 1983, she was elected Vice Chairman of the Board of Directors and on February 28, 1986 she was elected Chairman of the

Board, Chief Executive Officer and Chairman of the Executive Committee and Director, and has served in these capacities since that date.

     Bruce J. Hach, son of Kathryn Hach-Darrow, joined the Registrant November 1, 1970 and served the Company in various capacities. From August 27, 1985 to February 28, 1986, he was an Assistant Vice President in charge of Human Relations. He was elected Senior Vice President on February 28, 1986. On April 30, 1987, he was elected a Director of the Registrant, and he was elected Executive Vice President of the Registrant on August 27, 1987. In August, 1988, he was elected President and Chief Operating Officer of the Registrant, and has served in these capacities since that date.

     Robert O. Case has been Secretary of the Registrant since May 29, 1968. He was named General Counsel to the Company on August 29, 1989. From September, 1989 to February, 1991, he was a shareholder of the Chicago, Illinois law firm of Schuyler, Roche & Zwirner, and a member of its management committee. From February 1, 1991, to April 30, 1993, he was of counsel to Schuyler, Roche & Zwirner. Mr. Case was a senior member of the law firm of Walsh, Case & Brown for more than the previous two years prior to joining Schuyler, Roche &
Zwirner. Since May 1, 1993, Mr. Case has been of counsel to McBride Baker & Coles, a Chicago, Illinois law firm. Mr. Case was a director of the Company from May 29, 1968 until his retirement as a Director of the Company effective at the August 30, 1994 Annual Meeting of Shareholders.

     Jerry M. Churchill joined the Registrant on December 1, 1977 as Marketing Manager of Carle Instruments, Inc., which was a wholly-owned subsidiary of the Registrant engaged in the manufacturing and sale of gas chromatographs. On April 2, 1981, he was elected Vice President of Operations of Carle Instruments, Inc. After Carle Instruments, Inc. was merged into Hach Company, Mr. Churchill was made Assistant Vice President of Chromatography Operations on September 18, 1983. On February 28, 1986, he was elected Vice President of Domestic Sales and Marketing. On February 27, 1990, he was elected Senior Vice President of Marketing and Sales, and on August 28, 1990 he was elected a Director of the Registrant. On August 25, 1992, he was elected Senior Vice President, Domestic Sales of the Registrant. On August 24, 1993 he was elected Vice President, Sales of the Registrant. On November 22, 1994 he was named Vice President, Domestic Sales of the Registrant and has served in that capacity since that date. Mr. Churchill's current term as a Director of the Registrant will expire effective at the Company's 1995 Annual Meeting of Shareholders, and he will not stand for re-election at that meeting, but will continue as an officer of the Registrant.

     Loel J. Sirovy joined the Registrant on October 19, 1972. He has held a number of management positions in Production and Human Relations. On September 1, 1985, he was elected Vice President-Instrument Operations. On April 28, 1989, he was elected Senior Vice President, Manufacturing. On August 25, 1992, he was elected Senior Vice President, Operations of the Registrant, and has served in that capacity since that date.

     Gary R. Dreher joined the Registrant on January 17, 1977. He has held a variety of positions since then. In September, 1985 he was named Controller for the Company. In August, 1990, he was elected Vice President and Controller. In August, 1991, he was elected Vice President and Treasurer of the Registrant. He was named Vice President and Chief Financial Officer on November 22, 1994 and has served in that capacity since that date. He was elected a Director of the Company at the Company's Annual Meeting of Shareholders on August 30, 1994.

     Randall A. Petersen joined the Registrant October 14, 1974. He has held a number of management positions in Manufacturing and Human Resources. On April 28, 1989, he was elected Vice President, Human Resources of the Registrant, and has served in that capacity since that date.

     John C. Privette joined the Registrant December 1, 1986. He has held a number of positions in Marketing. In October, 1989 he was named Director of Domestic Marketing. On August 25, 1992 he was elected Vice President, Marketing of the Registrant. On November 22, 1994 he was elected Vice President, Sales and Marketing of the Registrant and has served in that capacity since that date.

     Larry Thompson joined the Registrant on April 6, 1964. He has held a variety of positions in Chemical Operations since then. In April, 1991 he was named Plant Manager of the Ames, Iowa facility. On August 25, 1992, he was elected Vice President, Ames Operations of the Registrant, and has served in that capacity since that date.

     Richard D. Vanous, 42, joined the Registrant on February 16, 1976 as an Analytical Chemist. Subsequently, he has held a number of management positions in Marketing and Chemical Operations. On February 28, 1986 he was elected Senior Vice President, Research and Development and Chemical Operations. On August 25, 1992, he was elected Executive Vice President, Research & Development, Marketing and Sales and Director of the Registrant. On August 24, 1993, he was elected Senior Vice President, Research & Development, Marketing and Sales, of the Registrant. His title was changed to Vice President, Research and Development on November 22, 1994 and he served in that capacity until he resigned from all positions with the Company as of May 5, 1995.

     The officers of the Company serve at the pleasure of the Board of Directors.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item appears under the heading "Common Stock Price Range and Dividends" on page 18 of the 1995 Annual Report, and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this item appears under the heading the "Comparative Financial Data - 10-Year Summary" on pages 14 and 15 of the 1995 Annual Report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information required by this item appears in the Chairman's and President's letter "To Our Fellow Shareholders" on pages 2, 3, and 4 of the 1995 Annual Report, and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17 of the 1995 Annual Report, all of which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item appears in the Consolidated Financial Statements and the Notes thereto on pages 19 through 27 of the 1995 Annual Report, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item appears under the heading "Election of Directors" on pages 3 through 8 in the 1995 Proxy Statement and under the caption "Executive Officers of the Registrant" at pages 4 through 7 at the end of Part I of this Report, and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item appears under the heading "Executive Compensation" on pages 11 through 15 in the 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" at pages 2 and 3 and "Election of Directors" on pages 3 through 8 in the 1995 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item appears under the headings "Certain Relationships and Related Transactions" on page 8 of the 1995 Proxy Statement, "Executive Employment Agreements" on pages 14 and 15, and "Compensation Committee Interlocks and Insider Participation" on page 18 of the 1995 Proxy Statement, and each is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report on Form 10-K:

          1. FINANCIAL STATEMENTS: The information required by this item appears on the pages listed below in the 1995 Annual Report, and is incorporated by reference in response to Item 14(a)1.

                                                               Page No. in
                                                            1995 Annual Report
                                                            ------------------

Report of Independent Accountants. . . . . . . . . . . . . . . .      19

     Financial Statements:

          Consolidated statements of income for the
            years ended April 30, 1995, 1994 and 1993. . . . . .      20

          Consolidated balance sheets, April 30, 1995
            and 1994 . . . . . . . . . . . . . . . . . . . . . .      21

          Consolidated statements of stockholders' equity
            for the years ended April 30, 1995, 1994
            and 1993 . . . . . . . . . . . . . . . . . . . . . .      22

          Consolidated statements of cash flows
            for the years ended April 30, 1995, 1994
            and 1993 . . . . . . . . . . . . . . . . . . . . . .      23

          Notes to consolidated financial statements . . . . . .      24

          2.   FINANCIAL STATEMENT SCHEDULES:  None.


          3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The following exhibits are included in this Annual Report on Form 10-K. The items identified below as Exhibits (10)c - (10)k are management contracts or compensatory plans required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) of Form 10-K.


No. assigned in
 Exhibit Table on                                                  Page No. in
Item 601 of Reg. S-K              Exhibit                          this Report
- --------------------         ---------------------                 -----------

   (3)                a. Certificate of Incorporation of the
                         Registrant (as amended to date) --
                         hereby incorporated by reference to
                         Exhibit (3)a. to the Registrant's Annual
                         Report on Form 10-K for the year ended
                         April 30, 1993, Commission File No. 0-3947


   (3)                b. By-laws of the Registrant, as amended
                         through July 27, 1995                               18


   (10)               c. Hach Company 1993 Stock Option Plan
                         incorporated by reference to Exhibit (10)c.
                         to the Registrant's Annual Report on Form
                         10-K for the year ended April 30, 1994,
                         Commission File No. 0-3947



   (10)               d. Form of Stock Option Agreement under 1993
                         Stock Option Plan incorporated by reference to Exhibit (10)d. to the Registrant's
                         Annual Report on Form 10-K for the year
                         ended April 30, 1994, Commission File No. 0-3947



    (10)              e. Hach Company Restated 1983 Stock Option
                         Plan -- hereby incorporated by reference to Exhibit (10)d. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1993, Commission File No. 0-3947



    (10)              f. Form of Stock Option Agreements for 1983
                         Stock Option Plan -- as filed herewith and hereby incorporated by reference to Exhibit
                         (10)e. of the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended
                         April 30, 1991, Commission File No. 0-3947

   (10)               g. Hach Company Restated Directors' Bonus
                         Compensation Plan -- hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947


   (10)               h. Executive Employment Agreements between the
                         Company and each of Bruce J. Hach, Richard
                         D. Vanous, Loel J. Sirovy, Jerry M.
                         Churchill, Gary R. Dreher, Randall A.
                         Petersen, Larry Thompson and John C.
                         Privette -- incorporated by reference to
                         Exhibit 10(h.) to the Registrant's Annual
                         Report on Form 10-K for the year ended
                         April 30, 1994, Commission File No. 0-3947

   (10)               i. Hach Company 1995 Employee Stock Purchase
                         Plan                                                29



   (10)               j. Hach Company Deferred Compensation Plan
                         (as amended through March 1, 1995)                  37

   (10)               k. Trust Under Hach Company Deferred Compensation
                         Plan dated as of April 10, 1995 between the
                         Company and the Dauphin Deposit Bank and Trust
                         Company, as trustee                                 67


   (13)               l. Pages 2, 3, 4 and 14 through 27 of the
                         Registrant's Annual Report to Stockholders
                         for the year ended April 30, 1995                   77


   (21)               m. Subsidiaries of the Registrant                      98

   (23)               n. Consent of Coopers & Lybrand L.L.P.                 99

   (27)               o. Financial Data Schedule (electronic filing only)   100



(b) No reports on Form 8-K were filed during the quarter ended April 30, 1995.

(c) and (d)    The exhibits and financial statement schedules required to be filed by this item are attached to or incorporated by reference in this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HACH COMPANY


                                        By:/s/ Kathryn Hach-Darrow
                                           ------------------------------------
                                           Kathryn Hach-Darrow, Chairman of the
                                           Board of Directors and Chief
                                           Executive Officer

                                           Date:  July 27, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kathryn Hach-Darrow
- ------------------------------------------
Kathryn Hach-Darrow, Chairman of the Board,
Chief Executive Officer and Director
(principal executive officer)

Date:  July 27, 1995


/s/ Gary R. Dreher
- ------------------------------------------
Gary R. Dreher, Vice President and
Chief Financial Officer, and Director
(principal financial and accounting officer)

Date:  July 27, 1995

/s/ Bruce J. Hach                             /s/ Fred W. Wenninger
- -----------------------------                 -----------------------------
Bruce J. Hach, Director                       Fred W. Wenninger, Director

Date:  July 27, 1995                          Date:  July 27, 1995


/s/ Joseph V. Schwan                          /s/ John N. McConnell
- -----------------------------                 -----------------------------
Joseph V. Schwan, Director                    John N. McConnell, Director

Date:  July 27, 1995                          Date:  July 27, 1995


/s/ Linda O. Doty                             /s/ Jerry M. Churchill
- -----------------------------                 -----------------------------
Linda O. Doty, Director                       Jerry M. Churchill, Director

Date:  July 27, 1995                          Date:  July 27, 1995

                                INDEX TO EXHIBITS


No. assigned in
 Exhibit Table on                                                  Page No. in
Item 601 of Reg. S-K              Exhibit                          this Report
- --------------------         ---------------------                 -----------


   (3)                a. Certificate of Incorporation of the
                         Registrant (as amended to date) --
                         hereby incorporated by reference to
                         Exhibit (3)a. to the Registrant's Annual
                         Report on Form 10-K for the year ended
                         April 30, 1993, Commission File No. 0-3947


   (3)                b. By-laws of the Registrant, as amended
                         through July 27, 1995


   (10)               c. Hach Company 1993 Stock Option Plan
                         incorporated by reference to Exhibit (10)c.
                         to the Registrant's Annual Report on Form
                         10-K for the year ended April 30, 1994,
                         Commission File No. 0-3947



   (10)               d. Form of Stock Option Agreement under 1993
                         Stock Option Plan incorporated by reference to Exhibit (10)d. to the Registrant's
                         Annual Report on Form 10-K for the year
                         ended April 30, 1994, Commission File No. 0-3947



    (10)              e. Hach Company Restated 1983 Stock Option
                         Plan -- hereby incorporated by reference to Exhibit (10)d. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1993, Commission File No. 0-3947



    (10)              f. Form of Stock Option Agreements for 1983
                         Stock Option Plan -- as filed herewith and hereby incorporated by reference to Exhibit (10)e. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947

   (10)               g. Hach Company Restated Directors' Bonus
                         Compensation Plan -- hereby incorporated by reference to Exhibit (10) f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947


   (10)               h. Executive Employment Agreements between the
                         Company and each of Bruce J. Hach, Richard
                         D. Vanous, Loel J. Sirovy, Jerry M.
                         Churchill, Gary R. Dreher, Randall A.
                         Petersen, Larry Thompson and John C.
                         Privette -- incorporated by reference to
                         Exhibit 10(h.) to the Registrant's Annual
                         Report on Form 10-K for the year ended
                         April 30, 1994, Commission File No. 0-3947


   (10)               i. Hach Company 1995 Employee Stock Purchase
                         Plan                                                29


   (10)               j. Hach Company Deferred Compensation Plan
                         (as amended through March 1, 1995)                  37

   (10)               k. Trust Under Hach Company Deferred Compensation
                         Plan dated as of April 10, 1995 between the
                         Company and the Dauphin Deposit Bank and Trust
                         Company, as trustee                                 67

   (13)               l. Pages 2, 3, 4 and 14 through 27 of the
                         Registrant's Annual Report to Stockholders
                         for the year ended April 30, 1995                   77


   (21)               m. Subsidiaries of the Registrant                      98

   (23)               n. Consent of Coopers & Lybrand L.L.P.                 99

   (27)               o. Financial Data Schedule (electronic filing only)   100