Form 10-Q
period 1995-07-29
HACH CO
filed 1995-09-12
CIK 44764

                                                       This report contains
                                                            12       pages.
                                                       -------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended July 29, 1995

Commission File Number 0-3947

                                  HACH COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          42-0704420
--------------------------------------------------------------------------------
(State of other jurisdiction of         (I.R.S.Employer Identification Number)
incorporation or organization)


5600 Lindbergh Drive, Loveland, CO                                    80537
-------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code (303) 669-3050
                                                   --------------


                                       N/A
-------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

YES                 X                   NO
---------------------------------------    --------------------------------


At September 8, 1995 the registrant had 11,363,818 shares of its common stock outstanding.

                     Index of Exhibits - See Page       9      .
                                                 --------------

                         PART I - FINANCIAL INFORMATION

ITEM I -  SUMMARIZED FINANCIAL STATEMENTS

Companies for which report is filed:  Hach Company and Subsidiaries

The accompanying Consolidated Balance Sheet as of July 29, 1995, and the Consolidated Statements of Income and Retained Earnings for the quarters ended July 29, 1995 and July 30, 1994 and the Consolidated Statements of Cash Flows for the quarters ended July 29, 1995 and July 30, 1994 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters ended July 29, 1995 and July 30, 1994 are not necessarily indicative of the results of operations to be expected for the full year.

The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand L.L.P., the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)

                                                  QUARTER ENDED       QUARTER ENDED
                                                  JULY 29, 1995       JULY 30, 1994
                                                  -------------       -------------
Net sales                                        $       27,188      $       25,072
Cost of sales                                            13,438              12,311
                                                  -------------       -------------
  Gross profit                                           13,750              12,761
Selling, general and administrative expense               8,168               7,769
Research and development expense                          1,800               1,649
                                                  -------------       -------------
  Income from operations                                  3,782               3,343
Interest income                                             234                 107
                                                  -------------       -------------
  Income before income taxes                              4,016               3,450
Income tax expense                                        1,406               1,200
                                                  -------------       -------------

  Net income                                              2,610               2,250
Retained earnings, beginning of period                   58,425              51,090
Cash dividends                                             (568)               (456)
                                                  -------------       -------------
Retained earnings, end of period                 $       60,467      $       52,884
                                                  -------------       -------------
                                                  -------------       -------------


Net income per common share                      $        0.23       $         0.20
                                                  ------------        -------------

Dividends per common share                       $        0.05       $         0.04
                                                  ------------        -------------
                                                  ------------        -------------

Weighted average shares outstanding                 11,369,170           11,396,947
                                                  ------------        -------------
                                                  ------------        -------------



                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                  JULY 29, 1995       APRIL 30, 1995
                                                  -------------       --------------
                                                   (UNAUDITED)
ASSETS

  Current assets:

    Cash and cash equivalents                    $       9,248       $        13,050
    Marketable securities, held to maturity              8,092                 3,925
    Accounts receivable, less reserves
      of $262 and $247, respectively                    17,048                16,336
    Inventories                                         12,075                11,731
    Prepaid expenses and other
      current assets                                     2,190                 4,414
                                                  ------------        --------------

      Total current assets                              48,653                49,456

  Property, plant and equipment at cost:
    Buildings and improvements                          23,065                23,387
    Machinery and equipment                             42,274                42,305
                                                  ------------        --------------
                                                        65,339                65,692

    Less allowance for depreciation
      and amortization                                  36,612                37,586
                                                  ------------        --------------
                                                        28,727                28,106
    Land                                                 1,002                 1,022
                                                  ------------        --------------
      Net property, plant and equipment                 29,729                29,128

    Marketable securities, held to maturity              5,641                 4,385
    Other assets                                         1,343                 1,289
                                                  ------------        --------------

Total Assets                                     $      85,366       $        84,258
                                                  ------------        --------------
                                                  ------------        --------------



                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                                    Continued

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                       JULY 29, 1995   APRIL 30, 1995
                                                       -------------   --------------
                                                        (Unaudited)
LIABILITIES

  Current liabilities:

      Accounts payable                                 $       2,766   $        2,835
      Accrued liabilities:
        Compensation                                           1,025              381
        Compensated absenses                                   3,456            3,487
        Profit sharing                                           741            2,435
        Other                                                  2,114            1,722
                                                       -------------   --------------
          Total current liabilities                           10,102           10,860

  Deferred income taxes                                        2,096            2,070
                                                       -------------   --------------
        Total liabilities                                     12,198           12,930

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; authorized
    40,000,000 shares; issued 11,622,953 shares               11,623           11,623
  Capital contributed in excess of par value                     151              148
  Retained earnings                                           60,467           58,425
  Cumulative currency translation adjustment                   2,391            2,405
                                                       -------------   --------------
                                                              74,632           72,601
  Less: Shares held in treasury at cost:
        (259,135 at July 29, 1995 and
        246,479 at April 30, 1995)                            (1,464)          (1,273)
                                                       -------------  ---------------

Total Liabilities and Stockholders' Equity             $      85,366  $        84,258
                                                       -------------  ---------------
                                                       -------------  ---------------


                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                QUARTER ENDED         QUARTER ENDED
                                                                                JULY 29, 1995         JULY 30, 1994
                                                                                -------------         -------------
   Cash flows from operating activities:
   Net income                                                                  $        2,610        $        2,250
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation & amortization                                                     1,488                 1,395
        Provision for deferred income taxes                                                26                    10
        (Gain) loss on disposal of property, plant & equipment                             27                   (18)
        (Increase) decrease in accounts receivable                                       (712)                  900
        (Increase) in inventories                                                        (344)               (1,115)
        Decrease in prepaid expenses & other assets                                     2,224                   959
        Increase in accounts payable                                                      181                     9
        (Decrease) in accrued liabilities                                                (939)               (1,050)
                                                                                -------------         -------------

   Net cash provided by operating activities                                            4,561                 3,340

   Cash flows from investing activities:
        Proceeds from sale of property, plant & equipment                                 254                    52
        Capital expenditures                                                           (2,374)               (1,554)
        Purchases of investments held-to-maturity                                      (6,349)                 (882)
        Proceeds from the maturity of short-term investments                              927                   376
        (Increase) in long-term assets                                                    (54)                  (36)
                                                                                -------------         -------------

   Net cash used by investing activities                                               (7,596)               (2,044)

   Cash flows from financing activities:
        Payments on capital lease obligations                                              (1)                   (1)
        Dividends paid                                                                   (568)                 (456)
        Purchases of treasury stock                                                      (191)                    -
        Exercise of stock options                                                           3                    14
                                                                                -------------         -------------

   Net cash used by financing activities                                                 (757)                 (443)

   Effects of exchange rate changes                                                       (10)                  313
                                                                                -------------         -------------

   Net increase (decrease) in cash & cash equivalents                                  (3,802)                1,166

   Cash & cash equivalents at the beginning of the period                              13,050                 9,037
                                                                                -------------         -------------

   Cash & cash equivalents at the end of the period                            $        9,248        $       10,203
                                                                                -------------         -------------
                                                                                -------------         -------------

                The accompanying notes are an integral part of the
                        consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The consolidated balance sheet of Hach Company and Subsidiaries (collectively, the "Company") at April 30, 1995, has been condensed from the Company's audited consolidated financial statements at that date. The consolidated balance sheet at July 29, 1995, and the consolidated statements of income and retained earnings, cash flows, and stockholders' equity for the interim periods ended July 29, 1995 and July 30, 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

2.   INVENTORIES

     The components of inventories are:

                                             (Thousands of Dollars)
                                        JULY 29, 1995       APRIL 30, 1995
                                        -------------       --------------
Raw materials and purchased parts          $ 2,711             $ 2,832
Work-in-process                              2,137               1,785
Manufactured finished goods                  6,655               6,635
Purchased for resale                           572                 479
                                           -------             -------
                                           $12,075             $11,731
                                           -------             -------
                                           -------             -------

3.   INCOME TAXES

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended July 29, 1995 and July 30, 1994 were 35.0% and 34.8% respectively.

4.   SUBSEQUENT EVENT

     On August 30, 1995, the Company received an unsolicited proposal from Lawter International to purchase all Hach Company shares not owned by Lawter for $21.00 per share. The Company announced that its Board of Directors will review the proposal and respond.

5.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents do not have a dilutive effect on net income per common share.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


ANALYSIS OF FINANCIAL CONDITION:

There was no material change in the liquidity of the Company during the quarter ended July 29, 1995. Cash and short-term investments increased $365,000 during the quarter to $17,340,000.

The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. Capital needs in the near future will be for production equipment and computer and peripheral equipment to support production, research and development, and administration.

In September, 1994, the Company's Board of Directors authorized the Company to repurchase up to $2,000,000 in value of the Company's common stock.

The Company intends to finance its capital projects, dividend payments, and stock buy back through existing cash and cash equivalents, short-term investments and projected cash flow from operations.

RESULTS OF OPERATIONS: Quarter ended July 29, 1995 compared to quarter ended July 30, 1994.

Net sales increased 8% to $27,188,000 from $25,072,000. The Company's domestic net sales increased 7% while its international net sales increased 12%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased to $13,438,000 from $12,311,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 50.6% from 50.9% due primarily to the mix of products sold during the quarter.

Selling, general and administrative expense increased 5% to $8,168,000 from $7,769,000. The increase was primarily due to normal wage and salary increases, costs associated with the increased sales volume, and increased advertising costs.

Research and development expense increased 9% to $1,800,000 from $1,649,000. The increase was due to higher expenditures for external research and development contract labor.

Interest income increased to $236,000 from $107,000. The increase was due to higher average investment balances and higher interest rates in the current quarter.

The effective income tax rate was 35.0% in the current period compared to 34.8% in the prior year's first quarter.

                                INDEX OF EXHIBITS





                                                                 Page
                                                                 ----

          Report of Independent Accountants                       11

          Awareness Letter of Independent Accountants             12

                           PART II - OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          Report of Independent Accountants
          Awareness Letter of Independent Accountants

    (b)   Reports on Form 8-K
          During the quarter ended July 29, 1995 the Registrant filed no report on Form 8-K.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                  HACH COMPANY
                                   Registrant


DATED:    September 8, 1995         BY: Bruce J. Hach /s/
      ---------------------            -----------------------------------
                                        Bruce J. Hach
                                        President and Chief Operating Officer


DATED:    September 8, 1995         BY: Gary R. Dreher /s/
      ---------------------            -----------------------------------
                                        Gary R. Dreher
                                        Vice President and Chief Financial
                                        Officer