Form 10-Q
period 1995-10-28
HACH CO
filed 1995-12-11
CIK 44764

                                                            This report contains
                                                                  13      pages.
                                                            -------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 28, 1995

Commission File Number 0-3947

                                  HACH COMPANY
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         42-0704420
-------------------------------------------------------------------------------
(State of other jurisdiction of         (I.R.S.Employer Identification Number)
incorporation or organization)


5600 Lindbergh Drive, Loveland, CO                                    80537
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

YES                 X                   NO
   ------------------------------------   -------------------------------------



At December 8, 1995 the registrant had 11,362,754 shares of its common stock outstanding.

                  Index of Exhibits - See Page       10      .
                                              ---------------

                         PART I - FINANCIAL INFORMATION

ITEM I -  SUMMARIZED FINANCIAL STATEMENTS

          Companies for which report is filed:  Hach Company and Subsidiaries

          The accompanying Consolidated Balance Sheet as of October 28, 1995, and the Consolidated Statements of Income and Retained Earnings for the quarters and the six months ended October 28, 1995 and October 29, 1994 and the Consolidated Statements of Cash Flow for the six months ended October 28, 1995 and October 29, 1994 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and six months ended October 28, 1995 and October 29, 1994 are not necessarily indicative of the results of operations to be expected for the full year.

          The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand LLP, the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        QUARTER ENDED                     SIX MONTHS ENDED
                                                                        -------------                     ----------------
                                                                 10/28/95           10/29/94         10/28/95          10/29/94
                                                        -----------------  -----------------  ---------------  ----------------
Net sales                                               $          28,717  $          26,082  $        55,905  $         51,154
Cost of sales                                                      14,347             12,817           27,785            25,128
                                                        -----------------  -----------------  ---------------  ----------------
  Gross profit                                                     14,370             13,265           28,120            26,026
Selling, general and administrative expense                         8,351              7,973           16,519            15,742
Research and development expense                                    1,860              1,677            3,660             3,326
                                                        -----------------  -----------------  ---------------  ----------------
  Income from operations                                            4,159              3,615            7,941             6,958
Interest income                                                       378                105              614               212
Interest expense                                                       (1)                (1)              (3)               (1)
                                                        -----------------  -----------------  ---------------  ----------------
  Income before income taxes                                        4,536              3,719            8,552             7,169
Income tax expense                                                  1,596              1,294            3,002             2,494
                                                        -----------------  -----------------  ---------------  ----------------

  Net income                                                        2,940              2,425            5,550             4,675

Retained earnings, beginning of period                             60,467             52,884           58,425            51,090
Cash dividends                                                       (569)              (456)          (1,137)             (912)
                                                        -----------------  -----------------  ---------------  ----------------
Retained earnings, end of period                        $          62,838  $          54,853  $        62,838  $         54,853
                                                        -----------------  -----------------  ---------------  ----------------
                                                        -----------------  -----------------  ---------------  ----------------

Net income per common share                             $            0.26  $            0.21  $          0.49  $           0.41
                                                        -----------------  -----------------  ---------------  ----------------
                                                        -----------------  -----------------  ---------------  ----------------

Dividends per common share                              $            0.05  $            0.04  $          0.10  $           0.08
                                                        -----------------  -----------------  ---------------  ----------------
                                                        -----------------  -----------------  ---------------  ----------------

Weighted average shares outstanding                            11,367,754         11,394,015       11,368,085        11,395,481
                                                        -----------------  -----------------  ---------------  ----------------
                                                        -----------------  -----------------  ---------------  ----------------


The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                               OCTOBER 28,1995   APRIL 30, 1995
                                                               ---------------   --------------
                                                                 (UNAUDITED)
ASSETS

  Current assets:

    Cash and cash equivalents                                  $      9,207       $     13,050
    Marketable securities, held to maturity                           8,899              3,925
    Accounts receivable, less reserves
      of $258 and $247, respectively                                 16,056             16,336
    Inventories                                                      12,556             11,731
    Prepaid expenses and other
      current assets                                                  3,333              4,414
                                                               ------------       ------------

      Total current assets                                           50,051             49,456

  Property, plant and equipment at cost:
    Buildings and improvements                                       23,299             23,387
    Machinery and equipment                                          42,453             42,305
                                                               ------------       ------------
                                                                     65,752             65,692
    Less allowance for depreciation
      and amortization                                               37,238             37,586
                                                               ------------       ------------
                                                                     28,514             28,106
    Land                                                              1,000              1,022
                                                               ------------       ------------
      Net property, plant and equipment                              29,514             29,128

    Marketable securities, held to maturity                           7,920              4,385
    Other assets                                                      1,475              1,289
                                                               ------------       ------------

Total assets                                                   $     88,960       $     84,258
                                                               ------------       ------------
                                                               ------------       ------------

The accompanying notes are an integral part of the consolidated financial statements.

                                    Continued

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                               OCTOBER 28,1995    APRIL 30, 1995
                                                               ---------------    --------------
                                                                 (UNAUDITED)
LIABILITIES

  Current liabilities:

      Accounts payable                                         $      3,444       $      2,835
      Accrued liabilities:
        Compensation                                                    477                381
        Compensated absenses                                          3,603              3,487
        Profit sharing                                                1,641              2,435
        Other                                                         2,381              1,474
                                                               ------------       ------------
          Total current liabilities                                  11,546             10,612

  Deferred income taxes                                               2,123              2,070
  Long term liabilities                                                 252                248
                                                               ------------       ------------
        Total liablities                                             13,921             12,930

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; authorized
    40,000,000 shares; issued 11,622,953 shares                      11,623             11,623
  Capital contributed in excess of par value                            218                148
  Retained earnings                                                  62,838             58,425
  Cumulative currency translation adjustment                          2,058              2,405
                                                               ------------       ------------
                                                                     76,737             72,601
  Less: Shares held in treasury at cost:
        (260,199 at October 28, 1995 and
        246,479 at April 30, 1995)                                   (1,698)            (1,273)
                                                               ------------       ------------

Total Liabilities and Stockholders' Equity                     $     88,960       $     84,258
                                                               ------------       ------------
                                                               ------------       ------------

The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                  OCTOBER 28, 1995       OCTOBER 29, 1994
                                                                  ----------------       ----------------
Cash flows from operating activities:
Net income                                                          $     5,550            $      4,675
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                          2,963                   2,799
     Provision for deferred income taxes                                     53                      20
     (Gain) loss on disposal of property, plant & equipment                  71                     (18)
     Decrease in accounts receivable                                        280                      49
     (Increase) in inventories                                             (875)                 (1,056)
     (Increase) decrease in prepaid expenses & other assets               1,081                  (1,152)
     Increase in accounts payable                                           609                     471
     Increase (decrease) in accrued liabilities                             329                    (758)
                                                                    -----------            ------------

Net cash provided by operating activities                                10,061                   5,030

Cash flows from investing activities:
     Proceeds from sale of property, plant & equipment                      254                      52
     Capital expenditures                                                (3,679)                 (2,925)
     Purchases of investments held-to-maturity                          (11,440)                 (2,042)
     Proceeds from the maturity of short-term investments                 2,931                     910
     (Increase) in long-term assets                                        (186)                    (39)
                                                                    -----------            ------------

Net cash used by investing activities                                   (12,120)                 (4,044)

Cash flows from financing activities:
     Payments on capital lease obligations                                    -                      (2)
     Dividends paid                                                      (1,137)                   (912)
     Purchases of treasury stock                                           (388)                   (215)
     Exercise of stock options                                               33                      22
                                                                    -----------            ------------

Net cash used by financing activities                                    (1,492)                 (1,107)

Effects of exchange rate changes                                           (292)                    576
                                                                    -----------            ------------

Net increase (decrease) in cash & cash equivalents                       (3,843)                    455

Cash & cash equivalents at the beginning of the period                   13,050                   9,037
                                                                    -----------            ------------

Cash & cash equivalents at the end of the period                    $     9,207            $      9,492
                                                                    -----------            ------------
                                                                    -----------            ------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for income taxes                        $     1,861            $      3,184

The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet at October 28, 1995, and the consolidated statements of income and retained earnings, cash flows, and stockholders' equity for the interim periods ended October 28, 1995 and October 29, 1994, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
     Certain amounts in the financial statements for April 30, 1995 have been reclassified to conform with the current periods presentation.

2.   INVENTORIES

     The components of inventories are:

                                           (Thousands of Dollars)
                                      October 28, 1995  April 30, 1995
                                      ----------------  --------------
Raw materials and purchased parts          $ 2,593          $ 2,832
Work-in-process                              1,997            1,785
Manufactured finished goods                  7,094            6,635
Purchased for resale                           872              479
                                           -------          -------
                                           $12,556          $11,731
                                           -------          -------
                                           -------          -------


3.   INCOME TAXES

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended October 28, 1995 and October 29, 1994 were 35.1% and 34.8% respectively.


4.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents do not have a dilutive effect on net income per common share.

5.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" in October 1995. This statement, which is required to be adopted in fiscal year 1997, introduces a fair-value based method of accounting for stock-based compensation. The Company has not yet adopted the statement, and has not yet determined the impact it may have on the Company's financial statements or on the financial statement disclosures.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:



ANALYSIS OF FINANCIAL CONDITION:

There was no material change in the liquidity of the Company during the quarter ended October 28, 1995. Cash and short-term investments increased $766,000 during the quarter to $18,106,000.

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

On November 21, 1995, the Company's Board of Directors voted to increase the Company's regular quarterly cash dividend from 5 cents per share to 6 cents per share effective with the January 30, 1996 dividend.

The Company intends to finance its capital projects, dividend payments, and stock buy back through existing cash and cash equivalents, short-term investments and projected cash flow from operations.

RESULTS OF OPERATIONS: Quarter ended October 28, 1995 compared to quarter ended October 29, 1994.

Net sales increased 10% to $28,717,000 from $26,082,000. The Company's domestic net sales increased 7% while its international net sales increased 17%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 12% to $14,347,000 from $12,817,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 50% from 50.9%. The gross profit percent for the company's wholly owned subsidiary, Hach Europe, increased due to favorable exchange rates, while the gross profit percent for the remainder of the Company's operations decreased due to the mix of products sold.

Selling, general and administrative expense increased 4.7% to $8,351,000 from $7,973,000. The increase was primarily due to normal wage and salary increases, costs associated with the increased sales volume.

Research and development expense increased 11% to $1,860,000 from $1,677,000. The increase was due to an increased emphasis on research and development efforts.

Interest income increased to $378,000 from $105,000. The increase was due to higher average investment balances and higher interest rates in the current quarter.

The effective income tax rate was 35.2% in the current period compared to 34.8% in the prior year's second quarter.

RESULTS OF OPERATIONS: Six months ended October 28, 1995 compared to six months ended October 29, 1994.

Net sales increased 9.3% to $55,905,000 from $51,154,000. The Company's domestic net sales increased 6.7% while its international net sales increased 14.7%. The international net sales increase was due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 10.6% to $27,785,000 from $25,128,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 50.3% from 50.9%. The gross profit percent for the company's wholly owned subsidiary, Hach Europe, increased due to favorable exchange rates, while the gross profit percent for the remainder of the Company's operations decreased due to the mix of products sold.

Selling, general and administrative expense increased 5% to $16,519,000 from $15,742,000. The increase was primarily due to normal wage and salary increases, costs associated with the increased sales volume and increased advertising costs.

Research and development expense increased 10% to $3,660,000 from $3,326,000. The increase was due to and increased emphasis on research and development efforts.

Interest income increased to $614,000 from $212,000. The increase was due to higher average investment balances and higher interest rates in the current period.

The effective income tax rate was 35.1% in the current period compared to 34.8% in the prior year's first six months.

                                INDEX OF EXHIBITS



                                                                           Page
                                                                           ----

Report of Independent Accountants                                           12

Awareness Letter of Independent Accountants                                 13

                           PART II - OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          Report of Independent Accountants
          Awareness Letter of Independent Accountants

    (b)   Reports on Form 8-K
          During the quarter ended October 28, 1995 the Registrant filed no report on Form 8-K.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                   HACH COMPANY
                                   Registrant


DATED:    December 8, 1995         BY:  Bruce J. Hach   /s/
      -------------------------       ---------------------------------------
                                        Bruce J. Hach
                                        President and Chief Operating Officer



DATED:    December 8, 1995         BY:  Gary R. Dreher  /s/
      -------------------------       ---------------------------------------
                                        Gary R. Dreher
                                        Vice President and Chief Financial
                                           Officer