Form 10-Q
period 1996-01-27
HACH CO
filed 1996-03-08
CIK 44764

                                                            This report contains
                                                               13   pages.
                                                            --------------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended January 27, 1996

Commission File Number 0-3947

                                  HACH COMPANY
--------------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

          Delaware                                     42-0704420
--------------------------------------------------------------------------------
(State of other jurisdiction of        (I.R.S.Employer Identification Number)
incorporation or organization)

5600 Lindbergh Drive, Loveland, CO                          80537
--------------------------------------------------------------------------------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code (970) 669-3050
                                                   --------------
                                       N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

YES                 X                   NO
   ------------------------------------   ----------------------------------

At March 8, 1996 the registrant had 11,372,710 shares of its common stock outstanding.

  Index of Exhibits - See Page       10      .
                               --------------

                         PART I - FINANCIAL INFORMATION

ITEM I -  SUMMARIZED FINANCIAL STATEMENTS

          Companies for which report is filed:  Hach Company and Subsidiaries

     The accompanying Consolidated Balance Sheet as of January 27, 1996, and the Consolidated Statements of Income and Retained Earnings for the quarters and the nine months ended January 27, 1996 and January 28, 1995 and the Consolidated Statements of Cash Flows for the nine months ended January 27, 1996 and January 28, 1995 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and nine months ended January 27, 1996 and January 28, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

     The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand LLP, the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                                         QUARTER ENDED                    NINE MONTHS ENDED
                                                                         -------------                    -----------------
                                                                   1/27/96           1/28/95           1/27/96            1/28/95
                                                             --------------     -------------     -------------      -------------
Net sales                                                    $      27,999      $     25,953      $     83,904       $     77,107
Cost of sales                                                       14,262            12,776            42,047             37,904
                                                             --------------     -------------     -------------      -------------
 Gross profit                                                       13,737            13,177            41,857             39,203
Selling, general and administrative expense                          8,087             8,157            24,606             23,899
Research and development expense                                     1,832             1,748             5,492              5,074
                                                             --------------     -------------     -------------      -------------
 Income from operations                                              3,818             3,272            11,759             10,230
Interest income                                                        385               230               999                442
Interest expense                                                        (2)                0                (5)                (1)
                                                             --------------     -------------     -------------      -------------
 Income before income taxes                                          4,201             3,502            12,753             10,671
Income tax expense                                                   1,451             1,217             4,453              3,711
                                                             --------------     -------------     -------------      -------------
 Net income                                                          2,750             2,285             8,300              6,960

Retained earnings, beginning of period                              62,838            54,853            58,425             51,090
Cash dividends                                                        (683)             (454)           (1,820)            (1,366)
                                                             --------------     -------------     -------------      -------------
Retained earnings, end of period                             $      64,905      $     56,684      $     64,905       $     56,684
                                                             --------------     -------------     -------------      -------------
                                                             --------------     -------------     -------------      -------------
Net income per common share                                  $        0.24      $       0.20      $       0.73       $       0.61
                                                             --------------     -------------     -------------      -------------
                                                             --------------     -------------     -------------      -------------
Dividends per common share                                   $        0.06      $       0.04      $       0.16       $       0.12
                                                             --------------     -------------     -------------      -------------
                                                             --------------     -------------     -------------      -------------
Weighted average shares outstanding                             11,372,396        11,375,159        11,369,527         11,388,707
                                                             --------------     -------------     -------------      -------------
                                                             --------------     -------------     -------------      -------------



The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                              January 27, 1996    April 30, 1995
                                              ----------------    --------------
                                                (Unaudited)
ASSETS

 Current assets:

  Cash and cash equivalents                    $      7,534       $     13,050
  Marketable securities, held-to-maturity            10,748              3,925
  Accounts receivable, less reserves
   of $215 and $247, respectively                    15,965             16,336
  Inventories                                        13,202             11,731
  Prepaid expenses and other
   current assets                                     3,279              4,414
                                                ------------       ------------

   Total current assets                              50,728             49,456

 Property, plant and equipment at cost:
  Buildings and improvements                         23,487             23,387
  Machinery and equipment                            42,591             42,305
                                                ------------       ------------
                                                     66,078             65,692
  Less allowance for depreciation
   and amortization                                  37,947             37,586
                                                ------------       ------------
                                                     28,131             28,106
  Land                                                  999              1,022
                                                ------------       ------------
   Net property, plant and equipment                 29,130             29,128

  Marketable securities, held-to-maturity            10,842              4,385
  Other assets                                        1,657              1,289
                                                ------------       ------------
Total Assets                                   $     92,357       $     84,258
                                                ------------       ------------
                                                ------------       ------------


The accompanying notes are an integral part of the consolidated financial statements.

                                    Continued

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)



                                                January 27, 1996  April 30, 1995
                                                ----------------  --------------
                                                   (Unaudited)
LIABILITIES

 Current liabilities:

   Accounts payable                              $    3,515      $    2,835
   Accrued liabilities:
    Compensation                                      1,027              381
    Compensated absenses                              3,228            3,487
    Profit sharing                                    2,320            2,435
    Other                                             1,790            1,474
                                                  ----------       ----------
     Total current liabilities                       11,880           10,612

 Deferred income taxes                                2,131            2,070
 Long term liabilities                                1,325              248
                                                  ----------       ----------
    Total liablities                                 15,336           12,930

STOCKHOLDERS' EQUITY

 Common stock, $1 par value; authorized
  40,000,000 shares; issued 11,622,953 shares        11,623           11,623
 Capital contributed in excess of par value             316              148
 Retained earnings                                   64,905           58,425
 Cumulative currency translation adjustment           1,972            2,405
                                                  ----------       ----------
                                                     78,816           72,601
 Less: Shares held in treasury at cost:
       (250,243 at January 27, 1996 and
       246,479 at April 30, 1995)                    (1,795)          (1,273)
                                                  ----------       ----------

Total Liabilities and Stockholders' Equity       $   92,357      $    84,258
                                                  ----------       ----------
                                                  ----------       ----------


The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY & SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                           NINE MONTHS ENDED   NINE MONTHS ENDED
                                                            JANUARY 27, 1996   JANUARY 28, 1995
                                                            ----------------   ----------------
Cash flows from operating activities:
Net income                                                   $    8,300         $    6,960
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation & amortization                                    4,487              4,352
   Provision for deferred income taxes                               61                 20
   Loss on disposal of equipment                                    122                  7
   Decrease in accounts receivable                                  371                317
   (Increase) in inventories                                     (1,521)              (926)
   (Increase) decrease in prepaid expenses & other assets         1,135             (1,231)
   Increase (decrease) in accounts payable                          680               (218)
   Increase in accrued liabilities                                1,665                548
                                                              ----------          ---------
Net cash provided by operating activities                        15,300              9,829

Cash flows from investing activities:
   Proceeds from sale of property, plant & equipment                255                 53
   Capital expenditures                                          (4,887)            (4,288)
   Purchases of investments held-to-maturity                    (18,949)            (3,777)
   Proceeds from the maturity of short-term investments           5,670              1,714
   (Increase) in long-term assets                                  (368)               (35)
                                                              ----------          ---------

Net cash used by investing activities                           (18,279)            (6,333)

Cash flows from financing activities:
   Dividends paid                                                (1,820)            (1,366)
   Exercise of stock options                                        245                 33
   Purchases of treasury stock                                     (599)              (445)
                                                              ----------          ---------

Net cash used by financing activities                            (2,174)            (1,778)

Effects of exchange rate changes                                   (363)               578
                                                              ----------          ---------

Net increase in cash & cash equivalents                          (5,516)             2,296

Cash & cash equivalents at the beginning of the period           13,050              9,037
                                                              ----------          ---------

Cash & cash equivalents at the end of the period             $    7,534         $   11,333
                                                              ----------          ---------
                                                              ----------          ---------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Income taxes                                                $    3,384         $    4,689

The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet at January 27, 1996, and the consolidated statements of income and retained earnings, cash flows, and stockholders' equity for the interim periods ended January 27, 1996 and January 28, 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
     Certain amounts in the financial statements for April 30, 1995 have been reclassified to conform with the current periods presentation.

2.   INVENTORIES

     The components of inventories are:

                                                  (Thousands of Dollars)
                                        January 27, 1996         April 30, 1995
Raw materials and purchased parts            $ 2,806                $ 2,832
Work-in-process                                1,950                  1,785
Manufactured finished goods                    7,158                  6,635
Purchased for resale                           1,288                    479
                                             -------                -------
                                             $13,202                $11,731
                                            --------               --------
                                            --------               --------

3.   INCOME TAXES

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended January 27, 1996 and January 28, 1995 were 34.9% and 34.8% respectively.

4.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents do not have a dilutive effect on net income per common share.

5.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" in October of 1995. This statement, which is required to be adopted in fiscal year 1997, introduces a fair-value based method of accounting for stock-based compensation. The Company has not yet adopted the statement, and has not yet determined the impact it may have on the Company's financial statements or on the financial statement disclosures, if adopted.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:




ANALYSIS OF FINANCIAL CONDITION:

There was no material change in the liquidity of the Company during the quarter ended January 27, 1996. Cash and short-term investments increased $176,000 during the quarter to $18,282,000.

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

RESULTS OF OPERATIONS: Quarter ended January 27, 1996 compared to quarter ended January 28, 1995.

Net sales increased 8% to $27,999,000 from $25,953,000. The Company's domestic net sales increased 2% while its international net sales increased 18%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 12% to $14,262,000 from $12,776,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 49% from 50.7%. The gross profit percent for the company's wholly owned subsidiary, Hach Europe, increased due to favorable exchange rates, while the gross profit percent for the remainder of the Company's operations decreased due to the mix of products sold.

Selling, general and administrative expense decreased 1% to $8,087,000 from $8,157,000. The decrease was primarily due to lower payroll and related expenses due to a reduction in the number of employees.

Research and development expense increased 5% to $1,832,000 from $1,748,000. The increase was due to an increased emphasis on research and development efforts.

Interest income increased to $385,000 from $230,000. The increase was due to higher average investment balances and higher interest rates in the current quarter.

The effective income tax rate was 34.5% in the current period compared to 34.8% in the prior year's third quarter.

RESULTS OF OPERATIONS: Nine months ended January 27, 1996 compared to nine months ended January 28, 1995.

Net sales increased 9% to $83,904,000 from $77,107,000. The Company's domestic net sales increased 5% while its international net sales increased 16%. The international net sales increase was due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 11% to $42,047,000 from $37,904,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 49.9% from 50.8%. The gross profit percent for the company's wholly owned subsidiary, Hach Europe, increased due to favorable exchange rates, while the gross profit percent for the remainder of the Company's operations decreased due to the mix of products sold.

Selling, general and administrative expense increased 3% to $24,606,000 from $23,899,000. The increase was primarily due to normal wage and salary increases and increased advertising costs.

Research and development expense increased 8% to $5,492,000 from $5,074,000. The increase was due to and increased emphasis on research and development efforts.

Interest income increased to $999,000 from $442,000. The increase was due to higher average investment balances and higher interest rates in the current period.

The effective income tax rate was 34.9% in the current period compared to 34.8% in the prior year's first nine months.

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

                           PART II - OTHER INFORMATION





Item 6:   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          Report of Independent Accountants
          Awareness Letter of Independent Accountants

    (b)   Reports on Form 8-K
          During the quarter ended January 27, 1996 the Registrant filed no report on Form 8-K.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                  HACH COMPANY
                                   Registrant


DATED:    March 8, 1996             BY: Bruce J. Hach   /s/
     -----------------------            -----------------------------
                                        Bruce J. Hach
                                        President and Chief Operating Officer



DATED:    March 8, 1996            BY:  Gary R. Dreher  /s/
     ----------------------             ------------------------------
                                        Gary R. Dreher
                                        Vice President and Chief Financial
                                        Officer