Form 10-K405
period 1996-04-30
HACH CO
filed 1996-07-29
CIK 44764

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period _________________ to _________________.

Commission file number 0-3947

                                     HACH COMPANY
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


            DELAWARE                                                  42-0704420
- ---------------------------                                          ----------
(State or Other jurisdiction of                                    (IRS Employer
Incorporation or Organization)                               Identification No.)

    5600 Lindbergh Drive
    Loveland, Colorado                                              80537
- ----------------------------------                            ---------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (970) 669-3050

Securities registered pursuant to Section 12 (b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act:
                                                COMMON STOCK, $1.00 PAR VALUE
                                               ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 28, 1996, 11,351,572 shares of Common Stock were outstanding. The aggregate value of 5,676,158 shares of Common Stock held by non-affiliates (based upon the last sales price of $16.00 on June 28, 1996 for the Registrant's Common Stock listed in The WALL STREET JOURNAL in the NASDAQ National Market System section on July 1, 1996) was approximately $90,819,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Hach Company Annual Report to Stockholders for the year ended April 30, 1996 (the "1996 Annual Report") are incorporated by reference into Parts I, II and IV.

Portions of the Hach Company Proxy Statement for the Annual Meeting of Stockholders scheduled to be held August 27, 1996 (the "1996 Proxy Statement") are incorporated by reference into Part III.

                                        PART I


ITEM 1.  BUSINESS

    The Registrant was incorporated in Iowa in 1951 and reincorporated in Delaware on April 3, 1968.

    Additional information required by this item appears under the heading "Description of Business" on pages 17 and 18 of the 1996 Annual Report and as
Note 6 of the Notes to Consolidated Financial Statements, "Segment Information", on pages 26 and 27 of the 1996 Annual Report, all of which is incorporated herein by reference.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders in the fourth quarter of the year ended April 30, 1996.

                        EXECUTIVE OFFICERS OF REGISTRANT

    NAME           AGE

Kathryn Hach-Darrow     73   Chairman of the Board, Chief Executive Officer,
                               Chairman of the Executive Committee and Director

Bruce J. Hach           50   President and Chief Operating Officer and Director

Robert O. Case          74   Secretary and General Counsel

Gary R. Dreher          43   Vice President and Chief Financial Officer and
                                Director

Loel J. Sirovy          57   Senior Vice President, Operations


Jerry M. Churchill      56   Vice President, Domestic Sales and Director

Randall A. Petersen     44   Vice President, Human Resources

John C. Privette        41   Vice President, Sales and Marketing

Larry Thompson          52   Vice President, Ames Operation

Kenneth Ogan            51   Vice President, Research and Development and Chief
                                Technical Officer


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

    Robert O. Case has been Secretary of the Registrant since May 29, 1968. He was named General Counsel to the Registrant on August 29, 1989. From September, 1989 to February, 1991, he was a shareholder of the Chicago, Illinois law firm of Schuyler, Roche & Zwirner, Chicago, Illinois and a member of its management committee. From February 1, 1991, to April 30, 1993, he was of counsel to Schuyler, Roche & Zwirner. Mr. Case was a senior member of the law firm of Walsh, Case & Brown for more than the previous two years prior to joining Schuyler, Roche & Zwirner. Since May 1, 1993, Mr. Case has been of counsel to McBride Baker & Coles, a Chicago, Illinois law firm. Mr. Case was a director of the Registrant from May 29,

1968 until his retirement as a Director of the Registrant effective at the August 30, 1994 Annual Meeting of Shareholders.

    Jerry M. Churchill joined the Registrant on December 1, 1977 as Marketing Manager of Carle Instruments, Inc., which was a wholly-owned subsidiary of the Registrant engaged in the manufacturing and sale of gas chromatographs. On April 2, 1981, he was elected Vice President of Operations of Carle Instruments, Inc. After Carle Instruments, Inc. was merged into Hach Company, Mr. Churchill was made Assistant Vice President of Chromatography Operations on September 18, 1983. On February 28, 1986, he was elected Vice President of Domestic Sales and Marketing. On February 27, 1990, he was elected Senior Vice President of Marketing and Sales. On August 25, 1992, he was elected Senior Vice President, Domestic Sales of the Registrant. On August 24, 1993 he was elected Vice President, Sales of the Registrant. On November 22, 1994 he was named Vice President, Domestic Sales of the Registrant and has served in that capacity since that date. Mr. Churchill was a Director of the Registrant from August 28, 1990 until his retirement as a director or the Registrant effective at the August 29, 1995 Annual Meeting of Shareholders.

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

    Kenneth Ogan, Ph.D., joined the Registrant in February, 1996 as Vice President, Research and Development and Chief Technical Officer. He most recently served as Principal Scientist, Sales and Marketing Division and, prior to that, as Senior Manager, Advanced Technology Group for Hitachi Instruments, Inc., where he was employed from 1989 through January, 1996. Prior to joining Hitachi Instruments, Inc., he was a Group Manager in Instrumentation and Research and Development for Perkin-Elmer Inc. Dr. Ogan earned his Ph.D. in Physical Chemistry (Liquid Structures) from the University of California, Los Angeles, California.

         The officers of the Company serve at the pleasure of the Board of Directors.
                                          5

                                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item appears under the heading "Common Stock Price Range and Dividends" on page 18 of the 1996 Annual Report, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item appears under the heading the "Comparative Financial Data - 10-Year Summary" on pages 14 and 15 of the 1996 Annual Report, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item appears in the Chairman's and President's letter "To Our Fellow Shareholders" on pages 2, 3, and 4 of the 1996 Annual Report, and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 and 17 of the 1996 Annual Report, all of which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item appears in the Consolidated Financial Statements and the Notes thereto on pages 19 through 27 of the 1996 Annual Report, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item appears under the heading "Election of Directors" on pages 3 through 7 in the 1996 Proxy Statement and under the caption "Executive Officers of the Registrant" at pages 4 and 5 at the end of
Part I of this Report, and is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item appears under the heading "Executive Compensation" on pages 11 through 15 in the 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" at pages 2 and 3 and "Election of Directors" on pages 3 through 7 in the 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item appears under the headings "Certain Transactions and Business Relationships " on page 7 of the 1996 Proxy Statement, "Executive Employment Agreements" on page 15 of the 1996 Proxy Statement, and "Compensation Committee Interlocks and Insider Participation" on page 21 of the 1996 Proxy Statement, and each is incorporated herein by reference.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this Report on Form 10-K:

         1. FINANCIAL STATEMENTS: The information required by this item appears on the pages listed below in the 1996 Annual Report, and is incorporated by reference in response to Item 14(a)1.

                                                                 Page No. in
                                                             1996 ANNUAL REPORT


Report of Independent Accountants .................................. 19

    Financial Statements:

         Consolidated statements of income for the
           years ended April 30, 1996, 1995 and 1994 ............... 20

         Consolidated balance sheets, April 30, 1996
           and 1995 ................................................ 21

         Consolidated statements of stockholders' equity
           for the years ended April 30, 1996, 1995
           and 1994 ................................................ 22

         Consolidated statements of cash flows
           for the years ended April 30, 1996, 1995
           and 1994 ................................................ 23

         Notes to consolidated financial statements ................ 24

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

(3)                     b.   By-laws of the Registrant, as amended through
                             April 30, 1995 -- hereby incorporated by reference to Exhibit (3)b. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1995, Commission File No. 0-3947.

(10)                    c.   Hach Company 1993 Stock Option Plan -- hereby
                             incorporated by reference to Exhibit (10)c. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1994, Commission File No.
                             0-3947

(10)                    d.   Form of Stock Option Agreement under 1993 Stock
                             Option Plan - - hereby incorporated by reference to Exhibit (10)d. to the Registrant's Annual
                             Report on Form 10-K for the year ended April 30, 1994, Commission File No. 0-3947

(10)                    e.   Hach Company Restated 1983 Stock Option Plan --
                             hereby incorporated by reference to Exhibit (10)d.
                             to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1993, Commission File No.
                             0-3947

(10)                    f.   Form of Stock Option Agreements for 1983 Stock
                             Option Plan -- hereby incorporated by reference to Exhibit (10)e. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947

(10)                    g.   Hach Company Restated Directors' Bonus
                             Compensation Plan -- hereby incorporated by reference to Exhibit (10) f. of the Registrant's
                             Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947;
                             Fifth Amendment to Director's Bonus Compensation
                             Plan

(10)                    h.   Executive Employment Agreements between the
                             Company and each of Bruce J. Hach, Richard D.
                             Vanous, Loel J. Sirovy, Jerry M. Churchill, Gary
                             R. Dreher, Randall A. Petersen, Larry Thompson and
                             John C. Privette -- hereby incorporated by reference to Exhibit 10(h.) to the Registrant's
                             Annual Report on Form 10-K for the year ended
                             April 30, 1994, Commission File No. 0-3947;
                             Executive Employment Agreement between the Company and Kenneth Ogan

(10)                    i.   Hach Company 1995 Employee Stock Purchase Plan --
                             hereby incorporated by reference to Exhibit (10)i.
                             of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission
                             File No. 0-3947

(10)                    j.   Hach Company Deferred Compensation Plan (as
                             amended through March 1, 1995) -- hereby incorporated by reference to Exhibit (10)j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File
                             No. 0-3947

(10)                    k.   Trust Under Hach Company Deferred Compensation
                             Plan dated as of April 10, 1995 between the Company and the Dauphin Deposit Bank and Trust
                             Company, as trustee hereby incorporated by reference to Exhibit (10)k. of the Registrant's
                             Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947

(10)                   l.    Hach Company 1995 Non-Employee Director Stock Plan

(13)                   m.    Pages 2, 3, 4 and 14 through 27 of the
                             Registrant's Annual Report to Stockholders for the year ended April 30, 1996

(21)                   n.    Subsidiaries of the Registrant

(23)                   o.    Consent of Coopers & Lybrand L.L.P.

(27)                   p.    Financial Data Schedule (electronic filing only)

(b) No reports on Form 8-K were filed during the quarter ended April 30, 1996.

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

                                             HACH COMPANY


                                             By:/S/ Kathryn Hach-Darrow
                                             --------------------------------
                                             Kathryn Hach-Darrow, Chairman of
                                             the Board of Directors and Chief
                                             Executive Officer

                                             Date:  July 26, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Kathryn Hach-Darrow                  /S/ GARY R. DREHER
- -----------------------------------      -------------------------------------
Kathryn Hach-Darrow,Chairman of the      Gary R. Dreher, Vice President and
Board, Chief Executive Officer and       Chief Financial Officer, and Director
Director                                 (principal financial and accounting
(principal executive officer)            officer)

Date: July 26, 1996                      Date:  July 26, 1996


/S/ BRUCE J. HACH                         /S/ FRED W. WENNINGER
- -----------------------                   ---------------------------
Bruce J. Hach, Director                   Fred W. Wenninger, Director

Date:  July 26, 1996                      Date:  July 26, 1996


/S/ JOSEPH V. SCHWAN                      /S/ JOHN N. MCCONNELL
- --------------------------                ---------------------------
Joseph V. Schwan, Director                John N. McConnell, Director

Date:  July 26, 1996                      Date:  July 26, 1996


/S/ LINDA O. DOTY
- -----------------------
Linda O. Doty, Director

Date:  July 26, 1996

                                  INDEX TO EXHIBITS

NO. ASSIGNED IN
EXHIBIT TABLE IN                                                    PAGE NO. IN
ITEM 601 OF REG. S-K         EXHIBIT                                THIS REPORT

    (3)       a.   Certificate of Incorporation of the Registrant (as amended to date) -- hereby incorporated by reference to Exhibit
                   (3)a. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1993, Commission File No. 0-3947

    (3)       b.   By-laws of the Registrant, as amended through April 30, 1995
                   -- hereby incorporated by reference to Exhibit (3)b. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947

    (10)      c.   Hach Company 1993 Stock Option Plan - - hereby incorporated by reference to Exhibit (10)c. to the Registrant's Annual
                   Report on Form 10-K for the year ended April 30, 1994,
                   Commission File No. 0-3947

    (10)      d.   Form of Stock Option Agreement under 1993 Stock Option Plan
                   - - hereby incorporated by reference to Exhibit (10)c. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1994, Commission File No. 0-3947

    (10)      e.   Hach Company Restated 1983 Stock Option Plan -- hereby
                   incorporated by reference to Exhibit (10) d. to the Registrant's Annual Report on Form 10-K for the year ended
                   April 30, 1993, Commission File No. 0-3947

    (10)      f.   Form of Stock Option Agreements for 1983 Stock Option Plan--
                   hereby incorporated by reference to Exhibit (10)e. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947

    (10)      g.   Hach Company Restated Directors' Bonus Compensation Plan --
                   hereby incorporated by reference to Exhibit (10)f. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947; Fifth
                   Amendment to Director's Bonus Compensation Plan

    (10)      h.   Executive Employment Agreements between Company and each of
                   Bruce J. Hach, Loel J. Sirovy, Jerry M. Churchill, Gary R.
                   Dreher, Randall A. Petersen, Larry Thompson and John C.
                   Privette- - hereby incorporated by reference to Exhibit
                   10(h.) of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No.
                   0-3947; Executive Employment Agreement between the Company and Kenneth Ogan

    (10)      i.   Hach Company 1995 Employee Stock Purchase Plan -- hereby
                   incorporated by reference to Exhibit (10)i. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947

    (10)      j.   Hach Company Deferred Compensation Plan (as amended through
                   March 1, 1995) -- hereby incorporated by reference to Exhibit
                   (10)j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947

    (10)      k.   Trust Under Hach Company Deferred Compensation Plan dated as of April 10, 1995 between the Company and the Dauphin Deposit
                   Bank and Trust Company, as trustee -- hereby incorporated by reference to Exhibit (10)k. of the Registrant's Annual
                   Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947

    (10)      l.   Hach Company 1995 Non-Employee Director Stock Plan

    (13)      m.   Pages 2, 3, 4 and 14 through 27 of the Registrant's Annual
                   Report to Stockholders for the year ended April 30, 1996

    (21)      n.   List of subsidiaries of the Registrant

    (23)      o.   Consent of Coopers & Lybrand L.L.P.

    (27)      p.   Financial Data Schedule (electronic filing only)