Form 10-Q
period 1996-07-27
HACH CO
filed 1996-09-10
CIK 44764

                                                            This report contains
                                                                  12      pages.
                                                            ------------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended July 27, 1996

Commission File Number 0-3947


                                  HACH COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     42-0704420
- --------------------------------------------------------------------------------
(State of other jurisdiction of         (I.R.S.Employer Identification Number)
incorporation or organization)

5600 Lindbergh Drive, Loveland, CO                                         80537
- --------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code (970) 669-3050
                                                   --------------



                                       N/A
- --------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

YES                 X                        NO
   -----------------------------------------   ---------------------------------

At September 10, 1996 the registrant had 11,363,058 shares of its common stock outstanding.

                     Index of Exhibits - See Page     9    .
                                                  ---------

                         PART I - FINANCIAL INFORMATION

ITEM I -  SUMMARIZED FINANCIAL STATEMENTS

          Companies for which report is filed:  Hach Company and Subsidiaries

          The accompanying Consolidated Balance Sheet as of July 27, 1996, and the Consolidated Statements of Income and Retained Earnings for the quarters ended July 27, 1996 and July 29, 1995 and the Consolidated Statements of Cash Flows for the quarters ended July 27, 1996 and July 29, 1995 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters ended July 27, 1996 and July 29, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

          The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand LLP, the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                  QUARTER ENDED    QUARTER ENDED
                                                  -------------    -------------
                                                  July 27, 1996    July 29, 1995
                                                  -------------    -------------

Net sales                                        $    28,910       $    27,188
Cost of sales                                         14,747            13,438
 Gross profit                                         14,163            13,750
                                                  -------------    ------------
Selling, general and administrative expense            8,009             8,168
Research and development expense                       1,954             1,800
                                                  -------------    -------------
 Income from operations                                4,200             3,782
Interest income                                          350               234
                                                  -------------    -------------
 Income before income taxes                            4,550             4,016
Income tax expense                                     1,590             1,406
                                                  -------------    -------------

 Net income                                            2,960             2,610

Retained earnings, beginning of period                67,177            58,425
Cash dividends                                          (682)             (568)
                                                  -------------    -------------
Retained earnings, end of period                 $    69,455       $    60,467
                                                  -------------    -------------
                                                  -------------    -------------

Net income per common share                      $      0.26       $      0.23
                                                  -------------    -------------

Dividends per common share                       $      0.06      $      0.05
                                                  -------------    -------------
                                                  -------------    -------------

Weighted average shares outstanding               11,356,140       11,369,170
                                                  -------------    -------------
                                                  -------------    -------------


     The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                  JULY 27, 1996    APRIL 30,1996
                                                  -------------    -------------

ASSETS

 Current assets:

  Cash and cash equivalents                      $    11,104      $      8,487
  Marketable securities, held to maturity             12,276            12,804
  Accounts receivable, less reserves
   of $250 and $248, respectively                     17,027            15,846
  Inventories                                         12,496            12,769
  Deferred taxes and other current assets              1,194             3,277
                                                  -------------    -------------

   Total current assets                               54,097            53,183

 Property, plant and equipment at cost:
  Buildings and improvements                          23,239            23,557
  Machinery and equipment                             43,861            43,129
                                                  -------------    -------------
                                                      67,100            66,686
  Less allowance for depreciation
   and amortization                                   39,198            38,571
                                                  -------------    -------------
                                                      27,902            28,115
  Land                                                   994               997
                                                  -------------    -------------
   Net property, plant and equipment                  28,896            29,112

  Marketable securities, held to maturity              8,900             9,316
  Other assets                                         1,697             1,684
                                                  -------------    -------------
Total Assets                                     $    93,590      $     93,295
                                                  -------------    -------------
                                                  -------------    -------------

     The accompanying notes are an integral part of the consolidated financial statements.

                                    Continued

                          HACH COMPANY AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                  JULY 27, 1996    APRIL 30,1996
                                                  -------------    -------------

LIABILITIES

 Current liabilities:

   Accounts payable                              $     2,539      $      2,826
   Accrued liabilities:
    Compensation                                       1,186               731
     Compensated absenses                              3,572             3,500
     Profit sharing                                      859             3,069
     Other                                             1,502             1,188
                                                  -------------    -------------

      Total current liabilities                        9,658            11,314

 Long term liabilities                                 1,448             1,347
 Deferred income taxes                                 1,812             1,814
                                                  -------------    -------------
    Total liabilities                                 12,918            14,475

STOCKHOLDERS' EQUITY

 Common stock, $1 par value; authorized
   40,000,000 shares; issued 11,622,953 shares        11,623            11,623
 Capital contributed in excess of par value              382               316
 Retained earnings                                    69,455            67,177
 Cumulative currency translation adjustment            1,259             1,636
                                                  -------------    -------------
                                                      82,719            80,752
 Less: Shares held in treasury at cost:
       (259,895 at July 27, 1996 and
       258,881 at April 30, 1996)                     (2,047)           (1,932)
                                                  -------------    -------------

Total Liabilities and Stockholders' Equity       $    93,590      $     93,295
                                                  -------------    -------------
                                                  -------------    -------------


     The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                 QUARTER ENDED    QUARTER ENDED
                                                  JULY 27, 1996     JULY 29,1996
                                                  -------------    -------------

Cash flows from operating activities:
Net income                                       $     2,960      $      2,610
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation & amortization                         1,462             1,488
   Provision for deferred income taxes                    30                26
   Loss on disposal of property, plant &
    equipment                                              4                27
   (Increase) in accounts receivable                  (1,181)             (712)
   (Increase) decrease in inventories                    273              (344)
   Decrease in prepaid expenses & other assets         2,052             2,224
   Increase (decrease) in accounts payable              (287)              181
   (Decrease) in accrued liabilities                  (1,269)             (940)
                                                  -------------    -------------

Net cash provided by operating activities              4,044             4,560

Cash flows from investing activities:
   Proceeds from sale of property,
    plant & equipment                                      5               254
   Capital expenditures                               (1,315)           (2,374)
   Purchases of investments held-to-maturity          (2,496)           (6,349)
   Proceeds from the maturity of short-term
    investments                                        3,440               927
   (Increase) in long-term assets                        (13)              (54)
                                                  -------------    -------------

Net cash used by investing activities                   (379)           (7,596)

Cash flows from financing activities:
   Dividends paid                                       (682)             (568)
   Purchases of treasury stock                          (206)             (191)
   Exercise of stock options                             156                 3
                                                  -------------    -------------

Net cash used by financing activities                   (732)             (756)

Effects of exchange rate changes                        (316)              (10)
                                                  -------------    -------------

Net increase (decrease) in cash & cash
 equivalents                                           2,617            (3,802)

Cash & cash equivalents at the beginning
 of the period                                         8,487            13,050
                                                  -------------    -------------
Cash & cash equivalents at the end
 of the period                                   $    11,104      $      9,248
                                                  -------------    -------------
                                                  -------------    -------------



     The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet at July 27, 1996, and the consolidated statements of income and retained earnings, cash flows, and stockholders' equity for the interim periods ended July 27, 1996 and July 29, 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     Certain amounts in the financial statements for April 30, 1996 have been reclassified to conform with the current periods presentation.

2.   INVENTORIES

     The components of inventories are:
                                                (Thousands of Dollars)
                                           July 27, 1996      April 30, 1996
                                           -------------      --------------
Raw materials and purchased parts              $ 2,714           $ 2,977
Work-in-process                                  1,994             2,030
Finished goods                                   7,788             7,762
                                               -------           -------
                                               $12,496           $12,769
                                               -------           -------
                                               -------           -------

3.   INCOME TAXES

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended July 27, 1996 and July 29, 1995 were 34.9% and 35.0% respectively.

4.   NET INCOME PER COMMON SHARE

     Net income per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents do not have a dilutive effect on net income per common share.

5.   CAPITAL STOCK

     At the annual stockholders meeting on August 27, 1996, the stockholders approved a reduction in the number of authorized shares from 40,000,000 to 25,000,000.

6.   RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:




ANALYSIS OF FINANCIAL CONDITION:

There was no material change in the liquidity of the Company during the quarter ended July 27, 1996. Cash and short-term investments increased $2,089,000 during the quarter to $23,380,000.

The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. Capital needs in the near future will be for production equipment and computer and peripheral equipment to support production, research and development, and administration.

The Company's Board of Directors has authorized the Company to repurchase up to $2,000,000 in value of the Company's common stock.

The Company intends to finance its capital projects, dividend payments, and stock buy back through existing cash and cash equivalents, short-term investments and projected cash flow from operations.

RESULTS OF OPERATIONS: Quarter ended July 27, 1996 compared to quarter ended July 29, 1995.

The quarter ended July 27, 1996 contained two fewer business days then the quarter ended July 29, 1995.

Net sales increased 6.3% to $28,910,000 from $27,188,000. The Company's domestic net sales increased 2% while its international net sales increased 14%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 9.7% to $14,747,000 from $13,438,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 49.0% from 50.6% due to the mix of products sold.

Selling, general and administrative expense decreased 2% to $8,009,000 from $8,168,000. The decrease was primarily due to lower payroll and related expenses due to fewer business days in the current quarter and a reduction in the number of employees.

Research and development expense increased 8.6% to $1,954,000 from $1,800,000. The increase was due to a planned expansion of the Company's research and development efforts.

Interest income increased to $350,000 from $234,000. The increase was due to higher average investment balances and higher interest rates in the current quarter.

The effective income tax rate was 34.9% in the current period compared to 35.0% in the prior year's first quarter.

                                INDEX OF EXHIBITS





                                                                            Page
                                                                            ----
Report of Independent Accountants                                            11

Awareness Letter of Independent Accountants                                  12

                           PART II - OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders

          On August 27, 1996, Hach Company held its annual meeting of stockholders. At this meeting, the stockholders were asked to consider and vote upon a proposal to amend the Certificate of Incorporation of the Company to reduce the number of authorized shares of Common Stock from 40,000,000 to 25,000,000. A total of 10,644,026 votes were cast of which 10,593,163 were affirmative, 15,650 were negative and 35,213 abstained. The stockholders were also asked to consider and vote upon a proposal to approve the Company's Non-Employee Director Stock Plan. A total of 10,644,026 votes were cast of which 10,544,625 were affirmative, 61,179 were negative and 38,222 abstained.

Item 6:   Exhibits and Reports on Form 8-K

    (a)   Exhibits
          Report of Independent Accountants
          Awareness Letter of Independent Accountants

    (b)   Reports on Form 8-K
          During the quarter ended July 27, 1996 the Registrant filed no report on Form 8-K.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                  HACH COMPANY
                                   Registrant


DATED:  September 10, 1996       BY: Bruce J. Hach   /s/
      ----------------------        ----------------------------------
                                     Bruce J. Hach
                                     President and Chief Operating Officer


DATED:  September 10, 1996       BY: Gary R. Dreher  /s/
      ----------------------        ----------------------------------
                                     Gary R. Dreher
                                     Vice President and Chief Financial Officer