Form 10-Q
period 1996-10-26
HACH CO
filed 1996-12-06
CIK 44764

                                                          This report contains
                                                                    38  pages.
                                                                --------

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended October 26, 1996

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

Registrant's telephone number, including area code (970) 669-3050
                                                  ---------------
                                         N/A
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.

YES                X                   NO
    ----------------------------------     ------------------------------------


At December 9, 1996 the registrant had 11,363,058 shares of its common stock outstanding.

                      Index of Exhibits - See Page       10      .
                                                    --------------

                            PART I - FINANCIAL INFORMATION

ITEM I -      SUMMARIZED FINANCIAL STATEMENTS

         Companies for which report is filed:  Hach Company and Subsidiaries

         The accompanying Consolidated Balance Sheet as of October 26, 1996, and the Consolidated Statements of Income and Retained Earnings for the quarters and the six months ended October 26, 1996 and October 28, 1995 and the Consolidated Statements of Cash Flows for the six months ended October 26, 1996 and October 28, 1995 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and six months ended October 26, 1996 and October 28, 1995 are not necessarily indicative of the results of operations to be expected for the full year.

         The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand LLP, the Registrant's independent accountants.

                            HACH COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       (THOUSANDS OF DOLLARS EXCEPT SHARE DATA)
                                     (UNAUDITED)



                                                      QUARTER ENDED              SIX MONTHS ENDED
                                                       -------------              ----------------
                                                10/26/96       10/28/95        10/26/96       10/28/95
                                             -----------    -----------      ----------    -----------

Net sales                                    $     30,284   $     28,717   $     59,194   $     55,905
Cost of sales                                      15,324         14,347         30,071         27,785
                                              -----------    -----------     ----------    -----------
  Gross profit                                     14,960         14,370         29,123         28,120
Selling, general and administrative expense         8,244          8,351         16,253         16,519
Research and development expense                    2,290          1,860          4,244          3,660
                                              -----------    -----------     ----------    -----------
  Income from operations                            4,426          4,159          8,626          7,941
Interest income                                       455            378            806            614
Interest expense                                       (4)            (1)            (5)            (3)
                                              -----------    -----------     ----------    -----------
 Income before income taxes                         4,877          4,536          9,427          8,552
Income tax expense                                  1,662          1,596          3,252          3,002
                                              -----------    -----------     ----------    -----------

  Net income                                        3,215          2,940          6,175          5,550

Retained earnings, beginning of period             69,455         60,467         67,177         58,425
Cash dividends                                       (682)          (569)        (1,364)        (1,137)
                                              -----------    -----------     ----------    -----------
Retained earnings, end of period             $     71,988   $     62,838    $    71,988   $     62,838
                                              -----------    -----------     ----------    -----------
                                              -----------    -----------     ----------    -----------

Net income per common share                $       0.28   $       0.26    $      0.54    $      0.49
                                              -----------    -----------     ----------    -----------
                                              -----------    -----------     ----------    -----------

Dividends per common share                 $       0.06   $       0.05    $      0.12    $      0.10
                                              -----------    -----------     ----------    -----------
                                              -----------    -----------     ----------    -----------

Weighted average shares outstanding            11,363,058     11,367,754     11,359,657     11,368,085
                                              -----------    -----------     ----------    -----------
                                              -----------    -----------     ----------    -----------


The accompanying notes are an integral part of the consolidated financial statements.

                             HACH COMPANY AND SUBSIDARIES
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

                                          OCTOBER 26,1996   APRIL 30, 1996
                                          ---------------  ---------------

ASSETS

  Current assets:

    Cash and cash equivalents                    $  7,945         $  8,487
    Marketable securities, held to maturity        16,812           12,804
    Accounts receivable, less reserves
      of $213 and $248, respectively               18,254           15,846
    Inventories                                    12,955           12,769
    Deferred taxes and other current assets         4,775            3,277
                                                 --------         --------

      Total current assets                         60,741           53,183

  Property, plant and equipment at cost:
    Buildings and improvements                     23,466           23,557
    Machinery and equipment                        44,994           43,129
                                                 --------         --------
                                                   68,460           66,686

    Less allowance for depreciation
      and amortization                             40,617           38,571
                                                 --------         --------
                                                   27,843           28,115
    Land                                              994              997
                                                 --------         --------
      Net property, plant and equipment            28,837           29,112

    Marketable securities, held to maturity         8,175            9,316
    Other assets                                    1,757            1,684
                                                 --------         --------

Total assets                                    $  99,510        $  93,295
                                                 --------         --------
                                                 --------         --------




The accompanying notes are an integral part of the consolidated financial statements.

                                      Continued

                             HACH COMPANY AND SUBSIDARIES
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)

                                          OCTOBER 26,1996   APRIL 30, 1996
                                          ---------------  ---------------
LIABILITIES

  Current liabilities:

      Accounts payable                           $  4,666         $  2,826
      Accrued liabilities:
        Compensation                                  621              731
        Compensated absenses                        3,740            3,500
        Profit sharing                              1,775            3,069
        Other                                       1,903            1,188
                                                 --------         --------
          Total current liabilities                12,705           11,314

  Deferred income taxes                             2,009            1,814
  Long term liabilities                             1,562            1,347
                                                 --------         --------
        Total liablities                           16,276           14,475

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; authorized
    25,000,000 shares; issued 11,622,953 shares    11,623           11,623
  Capital contributed in excess of par value          381              316
  Retained earnings                                71,988           67,177
  Cumulative currency translation adjustment        1,289            1,636
                                                 --------         --------
                                                   85,281           80,752

  Less: Shares held in treasury at cost:
           (259,895 at October 26, 1996 and
           258,881 at April 30, 1996)              (2,047)          (1,932)
                                                 --------         --------

Total Liabilities and Stockholders' Equity      $  99,510        $  93,295
                                                 --------         --------
                                                 --------         --------


The accompanying notes are an integral part of the consolidated financial statements.

                            HACH COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (THOUSANDS OF DOLLARS)
                                     (UNAUDITED)


                                                              SIX MONTHS ENDED    SIX MONTHS ENDED
                                                              OCTOBER 26, 1996    OCTOBER 28, 1995
                                                              ----------------    ----------------
Cash flows from operating activities:
Net income                                                        $  6,175            $  5,550
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                     3,002               2,963
     Provision for deferred income taxes                               195                  53
     Loss on disposal of property, plant & equipment                    16                  71
     (Increase) decrease in accounts receivable                     (2,408)                280
     (Increase) in inventories                                        (186)               (875)
     (Increase) decrease in prepaid expenses & other assets         (1,498)              1,081
     Increase in accounts payable                                    1,840                 609
     Increase (decrease) in accrued liabilities                       (234)                329
                                                                  --------             -------

Net cash provided by operating activities                            6,902              10,061

Cash flows from investing activities:
     Proceeds from sale of property, plant & equipment                   7                 254
     Capital expenditures                                           (2,812)             (3,679)
     Purchases of investments held-to-maturity                      (8,903)            (11,440)
     Proceeds from the maturity of short-term investments            6,037               2,931
     (Increase) in long-term assets                                    (73)               (186)
                                                                  --------             -------

Net cash used by investing activities                               (5,744)            (12,120)

Cash flows from financing activities:
     Dividends paid                                                 (1,364)             (1,137)
     Purchases of treasury stock                                      (206)               (388)
     Exercise of stock options                                         156                  33
                                                                  --------             -------

Net cash used by financing activities                               (1,414)             (1,492)

Effects of exchange rate changes                                      (286)               (292)
                                                                  --------             -------

Net (decrease) in cash & cash equivalents                             (542)             (3,843)

Cash & cash equivalents at the beginning of the period               8,487              13,050
                                                                  --------             -------

Cash & cash equivalents at the end of the period                  $  7,945            $  9,207
                                                                  --------             -------
                                                                  --------             -------


The accompanying notes are an integral part of the consolidated financial statements.

                            HACH COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1. The consolidated balance sheet at October 26, 1996, and the consolidated statements of income and retained earnings, cash flows, and stockholders' equity for the interim periods ended October 26, 1996 and October 28, 1995, have been prepared by the Company, without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.
    Certain amounts in the financial statements for April 30, 1996 have been reclassified to conform with the current periods presentation.

2.  INVENTORIES

    The components of inventories are:
                                          (Thousands of Dollars)
                                  October 26, 1996         April 30, 1996
                                  ----------------         --------------

Raw materials and purchased parts       $ 2,845                 $ 2,977
Work-in-process                           1,798                   2,030
Finished goods                            8,312                   7,762
                                        -------                 -------
                                        $12,955                 $12,769
                                        -------                 -------
                                        -------                 -------
3.  INCOME TAXES

    For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended October 26, 1996 and October 28, 1995 were 34.1% and 35.2% respectively and for the six months ended October 26, 1996 and October 28, 1995 were 34.5% and 35.1% respectively.

4.  NET INCOME PER COMMON SHARE

    Net income per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents do not have a materially dilutive effect on net income per common share.

5.  CAPITAL STOCK

    At the annual stockholders meeting on August 27, 1996, the stockholders approved a reduction in the number of authorized shares form 40,000,000 to 25,000,000.

6.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" in October of 1995. This statement, which is required to be adopted in fiscal year 1997, introduces a fair-value based method of accounting for stock-based compensation. The Company has decided to adopt the disclosure method for FAS No. 123, however the Company has not yet determined the impact it may have on the Company's financial statements or on the financial statement disclosures.

ANALYSIS OF FINANCIAL CONDITION:

There was no material change in the liquidity of the Company during the quarter ended October 26, 1996. Cash and short-term investments increased $1,377,000 during the quarter and increased $3,466,000 during the six month period to $24,757,000.

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

RESULTS OF OPERATIONS: Quarter ended October 26, 1996 compared to quarter ended October 28, 1995.

Net sales increased 5.5% to $30,284,000 from $28,717,000. The Company's domestic net sales increased 4.2% while its international net sales increased 7.8%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 6.8% to $15,324,000 from $14,347,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 49.4% from 50% due to the mix of products sold.

Selling, general and administrative expense decreased 1.3% to $8,244,000 from $8,351,000. The decrease was primarily due to lower payroll and related expenses due to a reduction in the number of employees.

Research and development expense increased 23% to $2,290,000 from $1,860,000. The increase was due to an increased emphasis on research and development efforts. This increased research and development spending will result in a number of new products being introduced during the next six months.

Interest income increased to $455,000 from $378,000. The increase was due to higher average investment balances and higher interest rates in the current quarter.

RESULTS OF OPERATIONS: Six months ended October 26, 1996 compared to six months ended October 28, 1995.

Net sales increased 5.9% to $59,194,000 from $55,905,000. The Company's domestic net sales increased 3.3% while its international net sales increased 10.8%. The international net sales increase was due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 8.2% to $30,071,000 from $27,785,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 49.2% from 50.3% due to the mix of products sold.

Selling, general and administrative expense decreased 1.6% to $16,253,000 from $16,519,000. The decrease was primarily due to lower payroll and related expenses due to a reduction in the number of employees.


Research and development expense increased 16% to $4,244,000 from $3,660,000. The increase was due to and increased emphasis on research and development efforts. This increased research and development spending will result in a number of new products being introduced during the next six months.

Interest income increased to $806,000 from $614,000. The increase was due to higher average investment balances and higher interest rates in the current period.

                                  INDEX OF EXHIBITS



                                                                   Page
                                                                   ----

    Report of Independent Accountants                                12

    Awareness Letter of Independent Accountants                      13

    Restated Certificate of Incorporation                            14

    Revised By-Laws                                                  22

                             PART II - OTHER INFORMATION

Item 2:  Changes in Securities

         A certificate of Amendment was filed on September 12, 1996 in the Office of the Secretary of State of Delaware, setting out the amendment to Article Four of the Company's Certificate of Incorporation which reduced the number of shares of capital stock ($1.00 par value) which the company may issue to 25,000,000 shares. Prior to the amendment, the Company was authorized to issue a maximum of 40,000,000 shares of its $1.00 par value common stock. See Item 4,
         Part II of the 10Q report for the quarter ended July 27, 1996.

Item 6:  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         Report of Independent Accountants
         Awareness Letter of Independent Accountants
         Restated Certificate of Incorporation
         Revised By-Laws

    (b)  Reports on Form 8-K
         During the quarter ended October 26, 1996 the Registrant filed no report on Form 8-K.


                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                                     HACH COMPANY
                                      Registrant


DATED:   December 9, 1996        BY:   Bruce J. Hach   /s/
     ------------------------        -----------------------------------------
                                       Bruce J. Hach
                                       President and Chief Operating Officer


DATED:   December 9, 1996        BY:   Gary R. Dreher  /s/
     ------------------------        -----------------------------------------
                                       Gary R. Dreher
                                       Vice President and Chief Financial
                                       Officer