Form 10-Q
period 1997-01-25
HACH CO
filed 1997-03-10
CIK 44764

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 25, 1997

Commission file number: 0-3947


                                  Hach Company
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                              42-070442
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    5600 Lindbergh Drive, Loveland, CO 80537
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (970) 669-3050
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



At March 7, 1997 the Registrant had 11,375,597 shares of its common stock outstanding.

Part I.  Financial Information

Item 1.  Financial Statements

         Summarized Financial Statements


The accompanying Consolidated Balance Sheet as of January 25, 1997, and the Consolidated Statements of Income and Retained Earnings for the quarters and the nine months ended January 25, 1997 and January 27, 1996 and the Consolidated Statements of Cash Flows for the nine months ended January 25, 1997 and January 27, 1996 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and nine months ended January 25, 1997 and January 27, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand L.L.P., the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)

                                                       QUARTER ENDED                      NINE MONTHS ENDED
                                                       -------------                      -----------------
                                                   1/25/97           1/27/96           1/25/97           1/27/96
                                                ----------        ----------        ----------        ----------

Net sales                                     $     29,481      $     27,999      $     88,675      $     83,904
Cost of sales                                       15,324            14,262            45,395            42,047
                                              ------------      ------------      ------------      ------------
Gross profit                                        14,157            13,737            43,280            41,857
Selling, general & administrative expense            8,015             8,087            24,268            24,606
Research and development expense                     1,986             1,832             6,230             5,492
                                              ------------      ------------      ------------      ------------
Income from operations                               4,156             3,818            12,782            11,759
Interest income                                        460               383             1,261               994
                                              ------------      ------------      ------------      ------------
Income before income taxes                           4,616             4,201            14,043            12,753
Income tax expense                                   1,591             1,451             4,843             4,453
                                              ------------      ------------      ------------      ------------

Net income                                           3,025             2,750             9,200             8,300

Retained earnings, beginning of period              71,988            62,838            67,177            58,425
Cash dividends                                        (682)             (683)           (2,046)           (1,820)
                                              ------------      ------------      ------------      ------------
Retained earnings, end of period              $     74,331      $     64,905      $     74,331      $     64,905
                                              ============      ============      ============      ============

Net income per common share                   $       0.27      $       0.24      $       0.81      $       0.73
                                              ============      ============      ============      ============

Dividends per common share                    $       0.06      $       0.06      $       0.18      $       0.16
                                              ============      ============      ============      ============

Weighted avgerage shares outstanding            11,367,881        11,372,396        11,362,429        11,369,527
                                              ============      ============      ============      ============



The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)


                                           January 25, 1997      April 30, 1996


ASSETS

  Current assets:
    Cash and cash equivalents                    $ 11,986              $  8,487
    Marketable securities, held-to-maturity .      16,149                12,804
    Accounts receivable, less reserves
      of $248 and $215, respectively               17,715                15,846
    Inventories                                    12,849                12,769
    Prepaid expenses and other current assets       4,882                 3,277
                                                 --------              --------

      Total current assets                         63,581                53,183

  Property, plant and equipment at cost:
    Buildings and improvements                     23,483                23,557
    Machinery and equipment                        46,637                43,129
                                                 --------              --------
                                                   70,120                66,686
    Less allowance for depreciation
      and amortization                             41,751                38,571
                                                 --------              --------
                                                   28,369                28,115
    Land                                              992                   997
                                                 --------              --------
      Net property, plant and equipment            29,361                29,112

    Marketable securities, held-to-maturity .       7,165                 9,316
    Other assets                                    2,050                 1,684
                                                 --------              --------

Total assets                                     $102,157              $ 93,295
                                                 ========              ========

The accompanying notes are an integral part of the consolidated financial statements.

                                    Continued

                          HACH COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)


                                           January 25, 1997      April 30, 1996


LIABILITIES

  Current liabilities:
      Accounts payable                           $   3,439            $   2,826
      Accrued liabilities:
        Compensation                                 1,205                  731
        Compensated absences                         3,490                3,500
        Profit sharing                               2,618                3,069
        Other                                        1,875                1,188
                                                 ---------            ---------
          Total current liabilities                 12,627               11,314

  Deferred income taxes                              2,240                1,814
  Long term liabilities                              1,765                1,347
                                                 ---------            ---------
        Total liabilities                           16,632               14,475

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; authorized
    25,000,000 shares in 1997 and
    40,000,000 shares in 1996;
    issued 11,622,953 shares                        11,623               11,623
  Capital contributed in excess of par value           453                  316
  Retained earnings                                 74,331               67,177
  Cumulative currency translation adjustment         1,067                1,636
                                                 ---------            ---------
                                                    87,474               80,752
  Less: Shares held in treasury at cost:
           (247,354 at January 25, 1997 and
           258,881 at April 30, 1996)               (1,949)              (1,932)
                                                 ---------            ---------

Total Liabilities and Stockholders' Equity       $ 102,157            $  93,295
                                                 =========            =========


The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                   NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                    JANUARY 25, 1997        JANUARY 27, 1996
                                                                   -----------------       -----------------
Cash Flows from operating activities:
Net income                                                              $  9,200                $  8,300
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                           4,567                   4,487
     Provision for deferred income taxes                                     426                      61
     Loss on disposal of property, plant & equipment                          33                     122
     (Increase) decrease in accounts receivable                           (1,869)                    371
     (Increase) in inventories                                               (80)                 (1,521)
     (Increase) decrease in prepaid expenses &
       other current assets                                               (1,605)                  1,135
     Increase in accounts payable                                            613                     680
     Increase in other liabilities                                         1,118                   1,665
                                                                        --------                --------

Net cash provided by operating activities                                 12,403                  15,300

Cash flows from investing activities:
     Proceeds from sale of property, plant & equipment                         6                     255
     Capital expenditures                                                 (4,956)                 (4,887)
     Purchases of investments held-to-maturity                           (12,929)                (18,949)
     Proceeds from the maturity of short-term investments                 11,736                   5,670
     (Increase) in long-term assets                                         (366)                   (368)
                                                                        --------                --------

Net cash used by investing activities                                     (6,509)                (18,279)

Cash flows from financing activities:
     Dividends paid                                                       (2,046)                 (1,820)
     Exercise of stock options                                               327                     245
     Purchases of treasury stock                                            (206)                   (599)
                                                                        --------                --------

Net cash used by financing activities                                     (1,925)                 (2,174)

Effects of exchange rate changes                                            (470)                   (363)
                                                                        --------                --------

Net increase (decrease) in cash & cash equivalents                         3,499                  (5,516)

Cash & cash equivalents at the beginning of the period                     8,487                  13,050
                                                                        --------                --------

Cash & cash equivalents at the end of the period                        $ 11,986                $  7,534
                                                                        ========                ========


The accompanying notes are an integral part of the consolidated financial statements.



Notes to Consolidated Financial Statements

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Financial Statements

     The consolidated balance sheet as of January 25, 1997, and the consolidated statements of income and retained earnings for the quarters and the nine months, ended January 25, 1997 and January 27, 1996 and the consolidated statements of cash flows for the nine months ended January 25, 1997 and January 27, 1996 have been prepared by the Company, without audit. The April 30, 1996 balance sheet was derived from audited financial statements and as presented does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. These financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995 and therefore results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain amounts in the financial statements for April 30, 1996 have been reclassified to conform with the current periods presentation.

2.       Inventories

         The components of inventories are:
                                                 (Thousands of Dollars)
                                         January 25, 1997       April 30, 1996
                                         ----------------       --------------

Raw materials and purchased parts              $3,083               $2,977
Work-in-process                                 1,935                2,030
Finished goods                                  7,831                7,762
                                              -------              -------
                                              $12,849              $12,769
                                              =======              =======
3.       Income Taxes

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended January 25, 1997 and January 27, 1996 were 34.5% and for the nine months ended January 25, 1997 and January 27, 1996 were 34.5% and 34.9% respectively.

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

6.       Recently Issued Financial Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," FAS No. 123 in October of 1995. This statement, which is required to be adopted in fiscal year 1997, introduces a fair-value based method of accounting for stock-based compensation. The Company has decided to adopt the disclosure method for FAS No. 123.

7.       Subsequent Event

     On March 3, 1997, the Company's Board of Directors announced it had approved an amendment to its Certificate of Incorporation creating two new classes of stock that would replace its existing common stock. The new Class B Common Stock would be similar to the existing common stock and would carry the right to vote on all matters. The new Class A Common Stock would be nonvoting except under certain limited circumstances related to legal requirements.

     The proposed amendment is subject to approval by the holders of a majority of the outstanding shares of existing common stock. Upon such approval, each share of existing common stock would be converted to one-half of a share of Class A Common Stock and one-half of a share of Class B Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Analysis of Financial Condition:

There was no material change in the liquidity of the Company during the quarter ended January 25, 1997. Cash and short-term investments increased $3,378,000 during the quarter and increased $6,844,000 during the nine month period to $28,135,000.

The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. Capital needs in the near future will be for production equipment; computer systems and equipment; and peripheral equipment to support production, research and development and administration.

The Company's Board of Directors authorized the Company to repurchase up to $2,000,000 in value of the Company's common stock.

The Company's Board of Directors authorized the construction of a 66,350 square foot facility to be added to the existing Loveland, Colorado facility. The addition will provide more manufacturing, research and development and office space. Construction is tentatively scheduled to begin in late summer or early fall of 1997.

The Company intends to finance its capital projects, dividend payments and stock buy back through existing cash and cash equivalents, short-term investments and projected cash flow from operations.

Results of Operations: Quarter ended January 25, 1997 compared to quarter ended January 27, 1996.

Net sales increased 5.3% to $29,481,000 from $27,999,000. The Company's domestic net sales increased 7.0% while its international net sales increased 2.6%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

Cost of sales increased 7.4% to $15,324,000 from $14,262,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 48.0% from 49.0% due to the mix of products sold.

Selling, general and administrative expense decreased .1% to $8,015,000 from $8,087,000. The decrease was primarily due to lower payroll and related expenses due to a reduction in the number of employees.

Research and development expense increased 8.4% to $1,986,000 from $1,832,000. The increase was due to an increased emphasis on research and development efforts. The increased research and development spending will result in a number of new products being introduced during the next six months.

Interest income increased to $460,000 from $383,000. The increase was due to higher average investment balances and higher interest rates in the quarter.

Results of Operations: Nine months ended January 25, 1997 compared to nine months ended January 27, 1996.

Net sales increased 5.7% to $88,675,000 from $83,904,000. The Company's domestic net sales increased 4.5% while its international net sales increased 7.9%. Both the domestic and international net sales increases were primarily due to unit volume increases in most of the Company's major product lines.

Cost of sales increased 8.0% to $45,395,000 from $42,047,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 48.8% from 49.9% due to the mix of products sold.

Selling, general and administrative expense decreased 1.4% to $24,268,000 from $24,606,000. The decrease was primarily due to lower payroll and related expenses due to a reduction in the number of employees.

Research and development expense increased 13.4% to $6,230,000 from $5,492,000. The increase was due to an increased emphasis on research and development efforts. This increased research and development spending will result in a number of new products being introduced during the next six months.

Interest income increased to $1,261,000 from $994,000. The increase was due to higher average investment balances and higher interest rates in the current period.

Part II.  Other Information

Item 1.  Legal Proceedings

         N/A

Item 2.  Changes in Securities

         A certificate of Amendment was filed on September 12, 1996 in the Office of the Secretary of State of Delaware, setting out the amendment to Article Four of the Company's Certificate of Incorporation which reduced the number of shares of capital stock ($1.00 par value) which the company may issue to 25,000,000 shares. Prior to the amendment, the Company was authorized to issue a maximum of 40,000,000 share of its $1.00 par value common stock. See
Item 4, Part II of the 10-Q report for the quarter ended July 27, 1996.

Item 6.  Exhibits and Reports on Form 8-K

1.  Report of Independent Accountants.

2.  Awareness Letter of Independent Accountants.

3.  Financial Data Schedule.


During the quarter ended January 25, 1997, the Registrant filed no report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hach Company

March 11, 1997     By:  /s/ Bruce J. Hach
                   -----------------------------------------
Date               Bruce J. Hach, President and Chief Operating Officer



March 11, 1997     By: /s/ Gary R. Dreher
                   -----------------------------------------
Date               Gary R. Dreher, Vice President and Chief Financial Officer