Form 10-K
period 1997-04-30
HACH CO
filed 1997-07-29
CIK 44764

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1997

                                          OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ___________

Commission file number: 0-3947

                                     HACH COMPANY
                (Exact name of Registrant as specified in its charter)

Delaware                                              42-0704420
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

5600 Lindbergh Drive
Loveland, CO  80537
(Address of principal executive offices)  (Zip code)

                                    (970) 669-3050
                 (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  COMMON STOCK, $1.00
PAR VALUE   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of July 10, 1997, 8,211,374 shares of Common Stock were outstanding. The aggregate value of 2,513,963 shares of Common Stock held by non-affiliates (based upon the last sales price of $20.00 on July 9, 1997, for the Registrant's Common Stock listed in the WALL STREET JOURNAL in the NASDAQ National Market System section on July 10, 1997) was approximately $50,279,000.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Hach Company Annual Report to Stockholders for the year ended April 30, 1997 (the "1997 Annual Report") are incorporated by reference into Parts I, II and IV

    Portions of the Hach Company Proxy Statement for the Annual Meeting of Stockholders scheduled to be held September 9, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III.


                          NOTE ON FORWARD-LOOKING INFORMATION

     Certain statements in this Form 10-K and in the future filings by the Company with Securities and Exchange Commission and in the Company's written and oral statements made by or with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements containing the words and phrases "looking ahead," "projected," "we are confident," "should be," "will be," "predicted," "believe," "plans," "expect," "estimated" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which could change at any time and which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. There are inherent difficulties in predicting important factors. Potential risks and uncertainties include, but are not limited to, changes in customer demand and requirements, delays in introducing new products, foreign exchange rates, the level of government funding, especially municipalities funding for water-related products, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of any newly-acquired business, unanticipated expenses relating to plant construction and expansion, the timing and scope of technological advances, the ability to attract and retain skilled technical, marketing and management personnel, ability to successfully implement its strategies and the soundness of those strategies, conditions in the U.S. economy in general and world wide economic and business conditions. The mix of products sold in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, and price competition from other suppliers. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                        PART I

ITEM 1.  BUSINESS

    The Registrant was incorporated in Iowa in 1951 and reincorporated in Delaware on April 3, 1968.

    Additional information required by this item appears under the heading "Description of Business" on pages 14 and 15 of the 1997 Annual Report and as
Note 7 of the Notes to Consolidated Financial Statements, "Segment Information," on pages 26 and 27 of the 1997 Annual Report.

    The Company operates primarily in a single industry segment encompassing laboratory instruments, process analyzers and test kits which analyze the chemical content and other properties of water and other aqueous solutions. This segment also encompasses the chemicals manufactured and sold by the Company, most of which are used with the instruments and test kits manufactured by the Company.

    Sales for the Company's European subsidiary are made to European dealers and to customers in the Middle East and Mediterranean Africa in Belgium francs and U.S. dollars, respectively. Payments from the European subsidiary to the U.S. parent are made in U.S. dollars and are subject to the exchange rate in effect at the time of payment. Export transactions made to all other parts of the world by the international staff based in Loveland, Colorado, are conducted primarily in U.S. dollars.

    The amount of sales made into the international marketplace is influenced to some degree by the strength of the U.S. dollar against other currencies. Other conditions which to some extent affect the sales of the Company's products in international markets include restrictive tariff and trade policies imposed by foreign countries, and domestic and foreign tax and economic policies.

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

    The Registrant also owns two buildings totaling 45,000 square feet located in Loveland, Colorado. These buildings contain the Registrant's plastic component manufacturing operation, part of the Registrant's component assembly operation and an employee training center.

    The Registrant's wholly-owned subsidiary, Hach Europe, S.A., owns a distribution and manufacturing plant containing approximately 44,000 square feet in Namur, Belgium.

    All of the Registrant's principal physical properties are modern and were designed and constructed to the Registrant's specifications specifically for use in its business.


ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                           EXECUTIVE OFFICERS OF REGISTRANT

Name                    Age       Title

Kathryn Hach-Darrow     74   Chairman of the Board, Chief Executive Officer,
                              Chairman of the Executive Committee and Director

Bruce J. Hach           51   President and Chief Operating Officer and Director

Robert O. Case          75   Secretary and General Counsel

Gary R. Dreher          44   Vice President and Chief Financial Officer and
                               Director

Loel J. Sirovy          58   Senior Vice President, Operations

Jerry M. Churchill      57   Vice President, Domestic Sales

Randall A. Petersen     45   Vice President, Human Resources

John C. Privette        42   Vice President, Sales and Marketing

Larry D. Thompson       53   Vice President, Ames Operations

Kenneth Ogan            52   Vice President, Research and Development and Chief
                               Technical Officer

Brian K. Bowden         32   Vice President, Information Services

    Kathryn Hach-Darrow has been active in the business of the Registrant since its inception. She has served on the Board of Directors and was responsible, prior to May 6, 1977, as Executive Vice President for certain of the Registrant's administrative and marketing matters. On May 5, 1977, the Board of Directors elected Mrs. Hach-Darrow President and Chief Operating Officer. On April 28, 1983, she was elected Vice Chairman of the Board of Directors and on February 28, 1986, she was elected Chairman of the Board, Chief Executive Officer and Chairman of the Executive Committee and Director, and has served in these capacities since that date.

    Bruce J. Hach, son of Kathryn Hach-Darrow, joined the Registrant November 1, 1970 and served the Company in various capacities. From August 27, 1985 to February 28, 1986, he was an Assistant Vice President in charge of Human Relations. He was elected Senior Vice President of February 28, 1986. On April 30, 1987, he was elected a Director of the Registrant, and he was elected Executive Vice President of the Registrant on August 27, 1987. In August 1988, he was elected President and Chief Operating Officer of the Registrant and has served in these capacities since that date.

    Robert O. Case has been Secretary of the Registrant since May 29, 1968. He was named General Counsel to the Registrant on August 29, 1989. From September 1989 to February 1991, he was a shareholder of the Chicago, Illinois law firm of Schuyler, Roche & Zwirner and a member of its management committee. From February 1, 1991 to April 30, 1993, he was a senior member of Walsh, Case & Brown. Since May 1, 1993, Mr. Case has been of counsel to McBride Baker & Coles, a Chicago, Illinois law firm. Mr. Case was a director of the Registrant from May 29, 1968, until his retirement as a Director of the Registrant effective at the August 30, 1994 Annual Meeting of Shareholders.

    Gary R. Dreher joined the Registrant on January 17, 1977. He has held a variety of positions since then. In September 1985, he was named Controller for the Company. In August 1990, he was elected Vice President and Treasurer of the Registrant. He was named Vice President and Chief Financial Officer on November 22, 1994 and has served in that capacity since that date. He was elected a Director of the Company at the Company's Annual Meeting of Shareholders on August 30, 1994.

    Loel J. Sirovy joined the Registrant on October 19, 1972. He has held a number of management positions in Production and Human Relations. On September 1, 1985, he was elected Vice President of Instrument Operations.
On April 28, 1989, he was elected Senior Vice President of Manufacturing. On August 25, 1992, he was elected Senior Vice President of Operations of the Registrant and has served in that capacity since that date.

    Jerry M. Churchill joined the Registrant on December 1, 1977, as Marketing Manager of Carle Instruments, Inc., which was a wholly-owned subsidiary of the Registrant engaged in the manufacturing and sale of gas chromatographs. On April 2, 1981, he was elected Vice President of Carle Instruments, Inc. After Carle Instruments, Inc. was merged into Hach Company, Mr. Churchill was made Assistant Vice President of Chromatography Operations on September 18, 1983. On February 28, 1986, he was elected Vice President of Domestic Sales and Marketing. On February 27, 1990, he was elected Senior Vice President of Marketing and Sales. On August 25, 1992, he was elected Senior Vice President of Domestic Sales of the Registrant. On August 24, 1993, he was named Vice President of Domestic Sales of the Registrant and has served in that capacity since that date. Mr. Churchill was a Director of the Registrant from August 28, 1990, until his retirement as a Director of the Registrant effective at the August 29, 1995 Annual Meeting of Shareholders.

    Randall A. Petersen joined the Registrant on October 14, 1974. He has held a number of positions in Manufacturing and Human Resources. On April 28, 1989, he was elected Vice President of Human Resources of the Registrant and has served in that capacity since that date.

    John C. Privette joined the Registrant on December 1, 1986. He has held a number of positions in Marketing. In October 1989, he was named Director of Domestic Marketing. On August 25, 1992, he was elected Vice President of Marketing of the Registrant. On November 22, 1994, he was elected Vice President of Sales and Marketing of the Registrant. On January 7, 1997, he was named Vice President of International Sales and has served in that capacity since that date.

    Larry D. Thompson joined the Registrant on April 6, 1964. He has held a variety of positions in Chemical Operations. In April 1991, he was named Plant Manager of the Ames, Iowa facility. On August 25, 1992, he was elected Vice President of Ames Operations of the Registrant and has served in that capacity since that date.

    Kenneth Ogan joined the Registrant in February 1996 as Vice President of Research and Development and Chief Technical Officer and has served in that capacity since that date. He most recently served as Principal Scientist, Sales and Marketing Division and, prior to that, as Senior Manager, Advanced Technology Group for Hitachi Instruments, Inc., where he was employed from 1989 through January 1996. Prior to joining Hitachi Instruments, Inc., he was a Group Manager in Instrumentation and Research and Development for Perkin-Elmer, Inc.

    Brian K. Bowden joined the Registrant on January 4, 1988. He has held a number of management positions in Research and Development, Production, Marketing and Information Services. On January 7, 1997, he was elected Vice President of Information Services of the Registrant and has served in that capacity since that date.

    The officers of the Company serve at the pleasure of the Board of Directors.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by this item appears under the heading "Common Stock Price Range and Dividends" on page 15 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item appears under the heading "Comparative Financial Data - 10-Year Summary" on pages 16 and 17 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The information required by this item appears in the Chairman's and President's letter "To Our Fellow Shareholders" on pages 2, 3 and 4 of the 1997 Annual Report and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 and 14 of the 1997 Annual Report, all of which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item appears in the Consolidated Financial Statements and the Notes thereto on pages 18 through 27 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item appears under the heading "Election of Directors" on pages 4 through 8 in the 1997 Proxy Statement and under the caption "Executive Officers of the Registrant" at pages 3 through 5 at the end of Part I of this Report and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item appears under the heading "Executive Compensation" on pages 8 through 16 in the 1997 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item appears under the headings "Security Ownership of Certain Beneficial Owners and Management" at pages 2 and 3 and "Election of Directors" on pages 4 through 8 in the 1997 Proxy Statement, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item appears under the headings "Certain Transactions and Business Relationships" on page 8 of the 1997 Proxy Statement and "Compensation Committee Interlocks and Insider Participation" on page 17 of the 1997 Proxy Statement, and each is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K:

1. FINANCIAL STATEMENTS: The information required by this item appears on the pages listed below in the 1997 Annual Report and is incorporated by reference in response to Item 14(a) 1.

                                                              Page No. in
                                                           1997 ANNUAL REPORT

Report of Independent Accountants                                    18

    Financial Statements:

         Consolidated statements of income for the years
           ended April 30, 1997, 1996 and 1995                       19

         Consolidated balance sheets, April 30, 1997 and 1996        20

         Consolidated statements of stockholders' equity for the
           years ended April 30, 1997, 1996 and 1995                 21

         Consolidated statements of cash flows for the years
           ended April 30, 1997, 1996 and 1995                       22

         Notes to the consolidated financial statements              23

2.  FINANCIAL STATEMENT SCHEDULES:   None

3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The following exhibits are included in this Annual Report on Form 10-K. The items identified below as Exhibits (10)c - (10)l are management contracts or compensatory plans required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) on Form 10-K.

NO. ASSIGNED IN
EXHIBIT TABLE ON                                                    PAGE NO. IN
ITEM 601 OF REG. S-K                   EXHIBIT                      THIS REPORT

(3)           a.   Restated Certificate of Incorporation of the
                   Registrant -- hereby incorporated by
                   reference to Exhibit 99.2 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended October 26, 1996, Commission File No.
                   0-3947.

(3)           b.   By-laws of the Registrant, as amended and
                   restated through October 26, 1996 -- hereby incorporated by reference to Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the year ended October 26, 1996, Commission
                   File No. 0-3947.

(10)          c.   Hach Company 1993 Stock Option Plan -- hereby
                   incorporated by reference to Exhibit (10)c. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1994, Commission File No. 0-3947.

(10)          d.   Form of Stock Option Agreement under 1993 Stock
                   Option Plan -- hereby incorporated by reference to Exhibit (10)d. to the Registrant's Annual Report on form 10-K for the year ended April 30, 1994, Commission file No. 0-3947.

(10)          e.   Hach Company Restated 1983 Stock Option Plan --
                   hereby incorporated by reference to Exhibit (10) d.
                   to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1993, Commission File No. 0-3947.

(10)          f.   Form of Stock Option Agreements for 1983 Stock
                   Option Plan -- hereby incorporated by reference to Exhibit (10)e. of the Registrant's Annual Report on
                   Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947.

(10)          g.   Hach Company Restated director's Bonus Compensation
                   Plan -- hereby incorporated by reference to Exhibit (10)f.
                   of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No.
                   0-3947;  Fifth Amendment to Directors Bonus
                   Compensation Plan -- hereby incorporated by reference to Exhibit (10)g. to the Registrant's Annual Report on
                   Form 10-K. for the year ended April 30, 1996, Commission
                   File No. 0-3947.

(10)          h.   Executive Employment Agreements between the Company
                   and each of Bruce J. Hach, Richard D. Vanous, Loel J.
                   Sirovy, Jerry M. Churchill, Gary R. Dreher, Randall A.
                   Petersen, Larry D. Thompson and John C. Privette -- hereby incorporated by reference to Exhibit 10(h). to the Registrant's Annual Report on Form 10-K for the year ended
                   April 30, 1994, Commission File No. 0-3947;  Executive
                   Employment Agreement between the Company and Kenneth
                   Ogan -- hereby incorporated by reference to Exhibit (10)h.
                   to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996, Commission File No. 0-3947.

(10)          i.   Hach Company 1995 Employee Stock Purchase Plan--
                   hereby incorporated by reference to Exhibit (10)j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947.

(10)          j.   Hach Company Deferred Compensation Plan (as amended
                   through March 1, 1995) -- hereby incorporated by reference to Exhibit (10)j. of the Registrant's Annual Report on Form
                   10-K for the fiscal year ended April 30, 1995, Commission
                   File No. 0-3947.

(10)          k.   Trust Under Hach Company Deferred Compensation Plan
                   dated as of April 10, 1995 between the Company and the Dauphin Deposit Bank and Trust Company, as trustee hereby incorporated by reference to Exhibit (10)k. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947.

(10)          l.   Hach Company 1995 Non-Employee Director Stock Plan
                   -- hereby incorporated by reference to Exhibit (10)l.
                   to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996, Commission File No. 0-3947.

(10)          m.   Revolving Credit Agreement dated as of July 7, 1997 among
                   the Registrant, Hach Europe S.A. and Colorado National
                   Bank.

(13)          n.   Pages 2, 3, 4 and 13 through 27 of the Registrant's Annual
                   Report to Stockholders for the year ended April 30, 1997.

(21)          o.   Subsidiaries of the Registrant.

(23)          p.   Consent of Coopers & Lybrand L.L.P.

(27)          q.   Financial Data Schedule (electronic filing only)


(b)           No reports on Form 8-K were filed during the quarter ended
              April 30,1997.

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

                                     HACH COMPANY

JULY 29, 1997      By: /S/  KATHRYN HACH-DARROW
-------------          -------------------------------------------------
Date                   Kathryn Hach-Darrow, Chairman of the Board, Chief
                       Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

JULY 29, 1997        By: /S/ KATHRYN HACH-DARROW
-------------            -----------------------------------------------
Date                     Kathryn Hach-Darrow, Chairman of the Board,
                         Chief Executive Officer and Director


JULY 29, 1997        By: /S/ GARY R. DREHER
-------------            -----------------------------------------------
Date                     Gary R. Dreher, Vice President, Chief Financial
                         Officer, Principal Accounting Officer and Director



JULY 29, 1997        By: /S/ BRUCE J. HACH
-------------            -----------------------------------------------
Date                     Bruce J. Hach, Director



JULY 29, 1997        By: /S/ FRED W. WENNINGER
-------------            -----------------------------------------------
Date                     Fred W. Wenninger, Director



JULY 29, 1997        By: /S/ JOSEPH V. SCHWAN
-------------            -----------------------------------------------
Date                     Joseph V. Schwan, Director



JULY 29, 1997        By: /S/ JOHN N. MCCONNELL
-------------            -----------------------------------------------
Date                     John N. McConnell, Director



JULY 29, 1997        By: /S/ LINDA O. DOTY
-------------            -----------------------------------------------
Date                     Linda O. Doty, Director

                                  INDEX TO EXHIBITS

NO. ASSIGNED IN
EXHIBIT TABLE ON                                                    PAGE NO. IN
ITEM 601 OF REG. S-K                   EXHIBIT                      THIS REPORT

(3)     a.   Restated Certificate of Incorporation of the
             Registrant -- hereby incorporated by
             reference to Exhibit 99.2 to the Registrant's
             Quarterly Report on Form 10-Q for the quarter ended October 26, 1996, Commission File No.
             0-3947.

(3)     b.   By-laws of the Registrant, as amended and
             restated through October 26, 1996 -- hereby incorporated by reference to Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the year ended October 26, 1996, Commission
             File No. 0-3947.

(10)    c.   Hach Company 1993 Stock Option Plan -- hereby
             incorporated by reference to Exhibit (10)c. to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1994, Commission File No. 0-3947.

(10)    d.   Form of Stock Option Agreement under 1993 Stock
             Option Plan -- hereby incorporated by reference to Exhibit (10)d. to the Registrant's Annual Report on form 10-K for the year ended April 30, 1994, Commission file No. 0-3947.

(10)    e.   Hach Company Restated 1983 Stock Option Plan --
             hereby incorporated by reference to Exhibit (10) d.
             to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1993, Commission File No. 0-3947.

(10)    f.   Form of Stock Option Agreements for 1983 Stock
             Option Plan -- hereby incorporated by reference to Exhibit (10)e. of the Registrant's Annual Report on
             Form 10-K for the fiscal year ended April 30, 1991, Commission File No. 0-3947.

(10)    g.   Hach Company Restated director's Bonus Compensation
             Plan -- hereby incorporated by reference to Exhibit (10)f.
             of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1991, Commission File No.
             0-3947;  Fifth Amendment to Directors Bonus
             Compensation Plan -- hereby incorporated by reference to Exhibit (10)g. to the Registrant's Annual Report on
             Form 10-K. for the year ended April 30, 1996, Commission
             File No. 0-3947.

(10)    h.   Executive Employment Agreements between the Company
             and each of Bruce J. Hach, Richard D. Vanous, Loel J.
             Sirovy, Jerry M. Churchill, Gary R. Dreher, Randall A.
             Petersen, Larry D. Thompson and John C. Privette -- hereby incorporated by reference to Exhibit 10(h). to the Registrant's Annual Report on Form 10-K for the year ended
             April 30, 1994, Commission File No. 0-3947;  Executive
             Employment Agreement between the Company and Kenneth
             Ogan -- hereby incorporated by reference to Exhibit (10)h.
             to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996, Commission File No. 0-3947.

(10)    i.   Hach Company 1995 Employee Stock Purchase Plan--
             hereby incorporated by reference to Exhibit (10)j. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947.

(10)    j.   Hach Company Deferred Compensation Plan (as amended
             through March 1, 1995) -- hereby incorporated by reference to Exhibit (10)j. of the Registrant's Annual Report on Form
             10-K for the fiscal year ended April 30, 1995, Commission
             File No. 0-3947.

(10)    k.   Trust Under Hach Company Deferred Compensation Plan
             dated as of April 10, 1995 between the Company and the Dauphin Deposit Bank and Trust Company, as trustee hereby incorporated by reference to Exhibit (10)k. of the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 1995, Commission File No. 0-3947.

(10)    l.   Hach Company 1995 Non-Employee Director Stock Plan
             -- hereby incorporated by reference to Exhibit (10)l.
             to the Registrant's Annual Report on Form 10-K for the year ended April 30, 1996, Commission File No. 0-3947.

(10)    m.   Revolving Credit Agreement dated as of July 7, 1997 among
             the Registrant, Hach Europe S.A. and Colorado National
             Bank.

(13)    n.   Pages 2, 3, 4 and 14 through 27 of the Registrant's Annual
             Report to Stockholders for the year ended April 30, 1997.

(21)    o.   Subsidiaries of the Registrant.

(23)    p.   Consent of Coopers & Lybrand L.L.P.

(27)    q.   Financial Data Schedule (electronic filing only)

(b)     No reports on Form 8-K were filed during the quarter ended
        April 30, 1997.

(c) and (d)   The exhibits and financial statement schedules required to be filed by this item are attached to or incorporated by reference in this report.