Form 10-Q
period 1997-08-02
HACH CO
filed 1997-09-16
CIK 44764

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended August 2, 1997


Commission file number: 0-3947


                                  HACH COMPANY
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                          42-0704420
--------------------------------------------------------------------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X


     At September 16, 1997, the Registrant had 8,223,408 shares of its common stock outstanding.

Part I.  Financial Information

Item 1.  Financial Statements

         Summarized Financial Statements

     The accompanying Consolidated Balance Sheet as of August 2, 1997 and the Consolidated Statements of Income and Retained Earnings for the quarters ended August 2, 1997 and July 27, 1996 and the Consolidated Statements of Cash Flows for the quarters ended August 2, 1997 and July 27, 1996 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters ended August 2, 1997 and July 27, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

     The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand L.L.P. , the Registrant's independent accountants.

                                HACH COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                           (Thousands of Dollars Except Share Data)
                                         (Unaudited)

                                                      QUARTER ENDED              QUARTER ENDED
                                                     August 2, 1997              July 27, 1996
                                                     --------------              -------------
Net sales                                                $   32,414                 $   28,910
Cost of sales                                                16,551                     14,747
                                                         ----------                 ----------
  Gross profit                                               15,863                     14,163
Selling, general and administrative expense                   8,886                      8,009
Research and development expense                              2,167                      1,954
                                                         ----------                 ----------
  Income from operations                                      4,810                      4,200
Interest income                                                 480                        350
Interest expense                                               (140)                        -
                                                         ----------                 ----------
  Income before income taxes                                  5,150                      4,550
Income tax expense                                            1,830                      1,590
                                                         ----------                 ----------
 Net income                                                   3,320                      2,960

Retained earnings, beginning of period                   $   76,944                 $   67,177
Cash dividends                                                 (493)                      (682)
                                                         ----------                 ----------
Retained earnings, end of period                         $   79,771                 $   69,455
                                                         ==========                 ==========
Net income per common share                              $     0.32                 $     0.26
                                                         ----------                 ----------
Dividends per common share                               $     0.06                 $     0.06
                                                         ==========                 ==========
Weighted average shares outstanding                      10,499,230                 11,356,140
                                                         ==========                 ==========


    The accompanying notes are an integral part of the consolidated financial statements.

                                HACH COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)

                                                   August 2, 1997               April 30, 1997
                                                   --------------               --------------
                                                     (Unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents                          $    9,626                   $  14,575
    Marketable securities, held to maturity                 1,488                      19,100
    Accounts receivable, less reserves
      of $256 and $249, respectively                       17,505                      17,829
    Inventories                                            12,006                      11,798
    Deferred taxes and other current assets                 3,820                       4,416
                                                       ----------                   ---------
      Total current assets                                 44,445                      67,718

  Property, plant and equipment at cost:
    Buildings and improvements                             23,476                      23,404
    Machinery and equipment                                49,094                      46,555
                                                       ----------                   ---------
                                                           72,570                      69,959
    Less allowance for depreciation
      and amortization                                     43,621                      42,141
                                                       ----------                   ---------
                                                           28,949                      27,818
    Land                                                      984                         986
                                                       ----------                   ---------
      Net property, plant and equipment                    29,933                      28,804

    Marketable securities, held to maturity                 1,638                       7,406
    Other assets                                            1,910                       1,652
                                                       ----------                   ---------
Total Assets                                           $   77,926                   $ 105,580
                                                       ==========                   =========

The accompanying notes are an integral part of the consolidated financial statements.

                                HACH COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   (Thousands of Dollars)

                                                  August 2, 1997               April 30, 1997
                                                  --------------               --------------
                                                    (Unaudited)

LIABILITIES

  Current liabilities:
      Accounts payable                                $    3,380                    $   4,044
      Accrued liabilities:
        Compensation                                         882                        1,082
        Compensated absences                               3,737                        3,655
        Profit sharing                                     1,731                        3,473
        Income taxes payable                               2,553                          753
        Other                                              1,767                        1,379
                                                      ----------                    ---------
          Total current liabilities                       14,050                       14,386

  Long term debt                                          30,000                          -
  Other long term liabilities                              2,096                        1,726
  Deferred income taxes                                    2,037                        2,179
                                                      ----------                    ---------
        Total liabilities                                 48,183                       18,291

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; authorized
    25,000,000 shares; issued 8,223,408 shares            11,623                       11,623
  Capital contributed in excess of par value                 519                          453
  Retained earnings                                       79,771                       76,944
  Cumulative currency translation adjustment                  54                          338
                                                      ----------                    ---------
                                                          91,967                       89,358
  Less: Shares held in treasury at cost:
           (3,399,545 at August 2, 1997 and
           254,356 at April 30, 1997)                    (62,224)                      (2,069)
                                                      ----------                    ---------
Total Stockholders' Equity                                29,743                       87,289
                                                      ----------                    ---------
Total Liabilities and Stockholders' Equity            $   77,926                    $ 105,580
                                                      ==========                    =========

    The accompanying notes are an integral part of the consolidated financial statements.

                                     HACH COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Thousands of Dollars)
                                              (Unaudited)

                                                           QUARTER ENDED        QUARTER ENDED
                                                          AUGUST 2, 1997        JULY 27, 1996
                                                          --------------        -------------
Cash flows from operating activities:
Net income                                                      $  3,320             $  2,960
Adjustments  to  reconcile   net  income
  to  net  cash  provided  by  operating activities:
     Depreciation & amortization                                   1,573                1,462
     Provision for deferred income taxes                            (142)                  30
     Loss on disposal of property, plant & equipment                   3                    4
     (Increase) decrease in accounts receivable                      324               (1,181)
     (Increase) decrease in inventories                             (208)                 273
     Decrease in prepaid expenses & other assets                     596                2,052
     (Decrease) in accounts payable                                 (664)                (287)
     Increase (decrease) in accrued liabilities                      698               (1,269)
                                                                --------             --------
Net cash provided by operating activities                          5,500                4,044

Cash flows from investing activities:
     Capital expenditures                                         (2,749)              (1,310)
     Purchases of investments held-to-maturity                    (2,079)              (2,496)
     Proceeds from the sale of short-term investments             25,459                3,440
     (Increase) in long-term assets                                 (258)                 (13)
                                                                --------             --------
Net cash used by investing activities                             20,373                 (379)

Cash flows from financing activities:
     Dividends paid                                                 (493)                (682)
     Proceeds from long-term borrowings                           30,000                   -
     Purchases of treasury stock                                 (60,257)                (206)
     Exercise of stock options                                       168                  156
                                                                --------             --------
Net cash used by financing activities                            (30,582)                (732)

Effects of exchange rate changes                                    (240)                (316)
                                                                --------             --------
Net increase (decrease) in cash & cash equivalents                (4,949)               2,617

Cash & cash equivalents at the beginning of the period            14,575                8,487
                                                                --------             --------
Cash & cash equivalents at the end of the period                $  9,626             $ 11,104
                                                                ========             ========

     The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Financial Statements

     The consolidated balance sheet at August 2, 1997 and the consolidated statements of income and retained earnings, and consolidated statements of cash flows for the interim periods ended August 2, 1997 and July 27, 1996, have been prepared by the Company, without audit. The April 30, 1997 balance sheet was derived from audited financial statements and as presented does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. These financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995 and therefore results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain amounts in the financial statements for April 30, 1997 have been reclassified to conform with the current periods presentation.

2.       Inventories

         The components of inventories are:
                                                   (Thousands of Dollars)
                                             August 2, 1997    April 30, 1997

         Raw materials and purchased parts        $  3,166         $   2,811
         Work-in-progress                            1,531             1,534
         Finished goods                              6,964             7,031
         Resale                                        345               422
                                                  --------          --------
                                                  $ 12,006          $ 11,798
                                                  ========          ========

3.       Income Taxes

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended August 2, 1997 and July 27, 1996 were 35.5% and 34.9% respectively.

4.       Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding during the period. Common stock equivalents do not have a dilutive effect on the net income per common share.

5.       Capital Stock

     On July 8, 1997, the Company repurchased the entire block of Hach Company common stock which was owned by Lawter International. This stock represented approximately 28% ownership in Hach Company. The purchase of the 3,157,223 shares at $19.00 per share was financed with $30 million of cash on hand and $30 million in bank financing.
     On May 19, 1997, the Board of Directors approved a proposal to amend the Company's Certificate of Incorporation. The amendment, which was approved by the Company's stockholders at its annual meeting on September 9, 1997, creates a new class of stock designated as Class A Common Stock. The Class A stock is non-voting except under certain limited circumstances. As a result of the new class of stock, earnings per share would be $.16 and $.13 for the quarters ended August 2, 1997 and July 27, 1996, respectively.

6.        Long-Term Debt

     During the first quarter of 1998, the Company entered into a revolving credit agreement with Colorado National Bank. Under the Revolving Credit Agreement, the Company may borrow up to $40,000,000 under a five-year unsecured revolving credit facility, which matures on July 1, 2002. The Agreement has restrictions on amounts outstanding which consist of (i) $40,000,000 to June 30, 2000; (ii) $32,500,000 from July 1, 2000 to June 30, 2001; and (iii) $22,500,000 from July 1, 2001 to the Revolving Credit Maturity Date of July 1, 2002. At August 2, 1997 the Company had $30 million outstanding. The Revolving Credit Agreement allows the Company to borrow at interest rates that vary based on the Banks Reference Rate or the London Interbank Offered Rate (LIBOR), at the option of the Company. The interest rate as of August 2, 1997, on the $30 million was 6.77%. The interest period for the loan is 90 days, which began on July 8, 1997. The Company is also required to pay a nonuse fee of 12.5 or 25.0 basis points per annum, depending on certain financial ratios, on the average daily amount of unused funds.

     The Revolving Credit Agreement contains covenants and provisions that restrict among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets or assign any rights to security interests in future revenues; (ii) engage in sale and leaseback transactions; (iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by the subsidiaries; and, (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Revolving Credit Agreement also limits the ability of the Company and or subsidiaries to purchase capital items, incur indebtedness or issue preferred stock. The Revolving Credit Agreement also requires the Company to satisfy certain financial performance criteria.


7.        Recently Issued Financial Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in February 1997. This statement, which is required to be adopted in the third quarter of fiscal year 1998, establishes standards for computing and presenting earnings per share. The FASB issued Statement of Financial Accounting Standards No. 129, "Information about Capital Structure," also in February 1997. This statement, which is required to be adopted in the third quarter of fiscal year 1998, establishes standards for disclosing information about an entity's capital structure. The FASB also issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. This statement, which is also required to be adopted in the third quarter of fiscal year 1998, establishes standards for reporting of comprehensive income and its components (such as revenues, expenses, gains and losses). The FASB also issued Statement of Financial Accounting Standards No. 131, "Segments of an Enterprise and Related Information," in June 1997. This statement, which is required to be adopted in the third quarter of fiscal year 1998, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company believes that these statements will have no material effect on the Company's financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Analysis of Financial Condition:

     The Company experienced substantial change in its capital structure during the quarter ended August 2, 1997. On July 8, 1997, the Company purchased 3,157,223 shares of its common stock from Lawter International. The purchase price was approximately $60 million. The Company used $30 million of existing cash and $30 million of bank borrowings to finance the stock purchase. The bank borrowings provide for a revolving line of credit of up to $40 million.

     The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. During fiscal year 1998, the Company expects to spend approximately $10,000,000 on capital items. These expenditures include the construction of a 66,000 square foot building at the Loveland, Colorado site, in addition to expenditures made for production equipment as well as computer hardware and software to support distribution, research and development and administration.

     The Company intends to finance its capital projects and dividend payments through existing cash and cash equivalents, short-term investments, projected cash flow from operations, and bank borrowings.


Results of Operations: Quarter ended August 2, 1997 compared to quarter ended July 27, 1996.

     The quarter ended August 2, 1997 contained four additional business days as compared to the quarter ended July 27, 1996.

     Net sales increased 12.1% to $32,414,000 from $28,910,000. The Company's domestic sales increased 12.5% while its international net sales increased 11.5%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines and the additional business days in the current quarter. Sales for the Company's European subsidiary were adversely effected by a stronger U.S. dollar.

     Cost of sales increased 12.2% to $16,551,000 from $14,747,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 48.9% from 49.0% due to the mix of products sold and the additional business days in the current quarter.

     Selling, general and administrative expense increased 11.0% to $8,886,000 from $8,009,000. The increase was due to higher payroll and related expenses and the additional business days in the current quarter.

     Research and development expense increased 10.9% to $2,167,000 from $1,954,000. The increase was due to an increased emphasis on research and development efforts and the additional business days in the current quarter. This increased research and development spending will result in a number of new products being introduced in fiscal year 1998.

     Interest income increased to $480,000 from $350,000. The increase was due to higher average investment balances and higher interest rates in the current period.

     Interest expense increased to $140,000. The increase was due to interest on a long-term loan used to repurchase Hach Company common stock owned by Lawter International.

     The effective income tax rate was 35.5% in the current period compared to 34.9% in the prior year's first quarter.

Part II. Other Information

Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 9, 1997, Hach Company held its annual meeting of stockholders. At this meeting, the stock holders were asked to consider and vote upon a proposal to amend Article Fourth of the Company's Restated Certificate of Incorporation to: (i) authorize a new class of common stock designated as Class A Common Stock, $1.00 par value which would be non-voting (except in certain limited circumstances); (ii) increase the number of authorized shares of capital stock from 25,000,000 to 45,000,000 consisting of 25,000,000 shares of common Stock and 20,000,000 Shares of Class A Common Stock; and (iii) establish the rights, powers and limitations of the Class A Common Stock. A total of 7,614,652 votes were cast of which 7,351,060 were affirmative, 251,995 were negative and 11,597 abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)      1.  Report of Independent Accountants.

         2.  Awareness Letter of Independent Accountants.

         3.  Financial Data Schedule.

(b) During the quarter ended August 2, 1997, the Registrant filed no report on Form 8-K.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  HACH COMPANY


September 16, 1997
Date

By:  /s/ Bruce J. Hach
     ----------------------------------------------------
     Bruce J. Hach, President and Chief Operating Officer



September 16, 1997
Date

By:  /s/ Gary R. Dreher
     ----------------------------------------------------------
     Gary R. Dreher, Vice President and Chief Financial Officer