Form 10-Q
period 1997-11-01
HACH CO
filed 1997-12-12
CIK 44764

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number: 0-3947


                                  Hach Company
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                     42-0704420
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 5600 Lindbergh Drive, Loveland, Colorado 80537
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)


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



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 16, 1997.


Title                                                        Outstanding

Common Stock                                                 8,240,193
Class A Common Stock                                         8,236,193

Part I.  Financial Information

Item 1.  Financial Statements


Summarized Financial Statements

     The accompanying Consolidated Balance Sheet as of November 1, 1997 and the Consolidated Statements of Income and Retained Earnings for the quarters and the six months ended November 1, 1997 and October 26, 1996 and the Consolidated Statements of Cash Flows for the six months ended November 1, 1997 and October 26, 1996 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and six months ended November 1, 1997 and October 26, 1996 are not necessarily indicative of the results of operations to be expected for the full year.

     The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand L.L.P., the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                       QUARTER ENDED                       SIX MONTHS ENDED
                                                  11/1/97          10/26/96            11/1/97          10/26/96
                                                ---------         ---------           --------         ---------
Net sales                                        $ 31,542          $ 30,284           $ 63,956          $ 59,194
Cost of sales                                      16,010            15,324             32,561            30,071
                                                ---------         ---------          ---------         ---------
  Gross profit                                     15,532            14,960             31,395            29,123
Selling, general and administrative expense         8,782             8,244             17,668            16,253
Research and development expense                    2,070             2,290              4,237             4,244
                                                ---------         ---------          ---------         ---------
  Income from operations                            4,680             4,426              9,490             8,626
Interest income                                       119               451                599               801
Interest expense                                     (516)                -               (656)                -
                                                ---------         ---------          ---------         ---------
  Income before income taxes                        4,283             4,877              9,433             9,427
Income tax expense                                  1,528             1,662              3,358             3,252
                                                ---------         ---------          ---------         ---------

  Net income                                        2,755             3,215              6,075             6,175

Retained earnings, beginning of period           $ 68,648          $ 69,455           $ 65,823          $ 67,177
Cash dividends                                       (493)             (682)              (988)           (1,364)
                                                ---------         ---------          ---------         ---------
Retained earnings, end of period                 $ 70,910          $ 71,988           $ 70,910          $ 71,988
                                                =========         =========          =========         =========

Net income per common share                        $ 0.16            $ 0.14             $ 0.32            $ 0.27
                                                =========         =========          =========         =========

Dividends per common share                         $ 0.03            $ 0.03             $ 0.06            $ 0.06
                                                =========         =========          =========         =========

Weighted average shares outstanding            16,455,936        22,726,116         18,764,029        22,719,314
                                               ==========        ==========         ==========        ==========



The accompanying notes are an integral part of the consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                NOVEMBER 1, 1997          April 30, 1997
                                                ----------------          --------------
                                                   (Unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents                            $ 9,485                $ 14,575
    Marketable securities, held to maturity                  879                  19,100
    Accounts receivable, less reserves
      of $265 and $249, respectively                      17,401                  17,829
    Inventories                                           12,899                  11,798
    Deferred taxes and other current assets                4,437                   4,416
                                                       ---------               ---------

      Total current assets                                45,101                  67,718

  Property, plant and equipment at cost:
    Buildings and improvements                            24,215                  23,404
    Machinery and equipment                               50,013                  46,555
                                                       ---------               ---------
                                                          74,228                  69,959
    Less allowance for depreciation
      and amortization                                    45,064                  42,141
                                                       ---------               ---------
                                                          29,164                  27,818
    Land                                                     983                     986
                                                       ---------               ---------
      Net property, plant and equipment                   30,147                  28,804

    Marketable securities, held to maturity                1,606                   7,406
    Other assets                                           1,932                   1,652
                                                       ---------               ---------

Total Assets                                            $ 78,786               $ 105,580
                                                       =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                 NOVEMBER 1, 1997         April 30, 1997
                                                 ----------------         --------------
                                                     (Unaudited)

LIABILITIES

  Current liabilities:
      Accounts payable                                   $ 3,515                 $ 4,044
      Accrued liabilities:
        Compensation                                       1,220                   1,082
        Compensated absences                               3,910                   3,655
        Profit sharing                                     1,758                   3,473
        Income taxes payable                                 359                     753
        Other                                              1,903                   1,379
                                                       ---------               ---------
          Total current liabilities                       12,665                  14,386

  Long term debt                                          30,000                       -
  Other long term liabilities                              2,163                   1,726
  Deferred income taxes                                    1,930                   2,179
                                                       ---------               ---------
        Total liabilities                                 46,758                  18,291

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; (authorized
    25,000,000 shares; issued 11,622,953 shares           11,623                  11,623
  Class A Common stock, $1 par value; (authorized
    20,000,000 shares; issued 11,622,953 shares           11,623
  Capital contributed in excess of par value                   -                     453
  Retained earnings                                       70,910                  76,944
  Cumulative currency translation adjustment                (123)                    338
                                                       ---------               ---------
                                                          94,033                  89,358
  Less: Shares held in treasury at cost:
           (6,769,520 at November 1, 1997 and
           254,356 at April 30, 1997)                    (62,005)                 (2,069)
                                                       ---------               ---------
Total Stockholders Equity                                 32,028                  87,289
                                                       ---------               ---------

Total Liabilities and Stockholders' Equity              $ 78,786               $ 105,580
                                                       =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                                    HACH COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                              SIX MONTHS ENDED       SIX MONTHS ENDED
                                                              November 1, 1997       October 26, 1996
                                                              ----------------       ----------------
Cash flows from operating activities:
Net income                                                             $ 6,075                $ 6,175
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                         3,097                  3,002
     Provision for deferred income taxes                                  (250)                   195
     Loss on disposal of property, plant & equipment                         7                     16
     (Increase) decrease in accounts receivable                            428                 (2,408)
     (Increase) in inventories                                          (1,101)                  (186)
     Decrease in prepaid expenses & other assets                           (21)                (1,498)
     Increase (decrease) in accounts payable                              (529)                 1,840
     Decrease in accrued liabilities                                      (755)                  (234)
                                                                       -------                -------

Net cash provided by operating activities                                6,951                  6,902

Cash flows from investing activities:
     Capital expenditures                                               (4,511)                (2,805)
     Purchases of investments held-to-maturity                          (2,213)                (8,903)
     Proceeds from the maturity of short-term investments               26,234                  6,037
     (Increase) in long-term assets                                       (280)                   (73)
                                                                       -------                -------

Net cash used by investing activities                                   19,230                 (5,744)

Cash flows from financing activities:
     Dividends paid                                                       (988)                (1,364)
     Proceeds from borrowings                                           30,000                      -
     Purchases of treasury stock                                       (60,279)                  (206)
     Exercise of stock options                                             391                    156
                                                                       -------                -------

Net cash used by financing activities                                  (30,876)                (1,414)

Effects of exchange rate changes                                          (395)                  (286)
                                                                       -------                -------

Net (decrease) in cash & cash equivalents                               (5,090)                  (542)

Cash & cash equivalents at the beginning of the period                  14,575                  8,487
                                                                       -------                -------

Cash & cash equivalents at the end of the period                       $ 9,485                $ 7,945
                                                                       =======                =======


The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Financial Statements

     The consolidated balance sheet at November 1, 1997 and the consolidated statements of income and retained earnings and cash flows for the interim periods ended November 1, 1997 and October 26, 1996, have been prepared by the Company, without audit. The April 30, 1997 balance sheet was derived from audited financial statements and as presented does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. These financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995 and therefore results of operations for the interim periods are not necessarily indicative of the operating results for a full year of future operations.

     Certain amounts in the financial statements for April 30, 1997 have been reclassified to conform with the current periods presentation.

2.       Inventories

         The components of inventories are:          (Thousands of Dollars)
                                               November 1, 1997   April 30, 1997
                                               ----------------   --------------

         Raw materials and purchased parts        $   3,609         $   2,811
         Work-in-progress                             1,402             1,534
         Finished goods                               7,468             7,031
         Resale                                         420               422
                                                  ---------         ---------
                                                   $ 12,899          $ 11,798
                                                  =========         =========

3.       Income Taxes

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended November 1, 1997 and October 26, 1996 were 35.6% and 34.5% respectively.

4.       Net Income Per Common Share

     Net income per common share is based on the weighted average number of shares outstanding during the period. Common stock equivalents do not have a material dilutive effect on the net income per common share.

5.       Capital Stock

     On July 8, 1997, the Company repurchased the entire block of Hach Company common stock which was owned by Lawter International. This stock represented approximately 28% ownership in Hach Company. The purchase of the 3,157,223 shares at $19.00 per share was financed with $30 million of cash on hand and $30 million in bank financing.
     On May 19, 1997, the Board of Directors approved a proposal to amend the Company's Certificate of Incorporation. At the Company's annual meeting on September 9, 1997 the shareholders approved a new class of stock designated as Class A Common Stock. The Class A stock is non-voting except under certain limited circumstances. All common shares and per share amounts in this report have been adjusted to give retroactive effect to a two for one stock split effected in the form of a stock dividend distributed on October 2, 1997 to holders of record on September22, 1997. The distribution on October 2, 1997, increased the number of shares outstanding from 8,228,581 to 16,457,162.

6.        Long-Term Debt

     During the first quarter of 1998, the Company entered into a revolving credit agreement with Colorado National Bank. Under the Revolving Credit Agreement, the Company may borrow up to $40,000,000 under a five-year unsecured revolving credit facility, which matures on July 1, 2002. The Agreement has restrictions on amounts outstanding which consist of (i) $40,000,000 to June 30, 2000; (ii) $32,500,000 from July 1, 2000 to June 30, 2001; and (iii) $22,500,000 from July 1, 2001 to the Revolving Credit Maturity Date of July 1, 2002. At November 1, 1997, the Company had $30 million outstanding. The Revolving Credit Agreement allows the Company to borrow at interest rates that vary based on the Banks Reference Rate or the London Interbank Offered Rate (LIBOR), at the option of the Company. The interest rate as of November 1, 1997, on the $30 million was 6.73%. The interest period for the loan is 90 days, which began on October 6, 1997. The Company is also required to pay a commitment fee of 12.5 or 25.0 basis points per annum, depending on certain financial ratios, on the average daily amount of unused funds.

     The Revolving Credit Agreement contains covenants and provisions that restrict, among other things, the ability of the Company and its material subsidiaries to: (i) create liens on any of its property or assets or assign any rights to security interests in future revenues; (ii) engage in sale and leaseback transactions; (iii) engage in mergers, consolidations and sales of all or substantially all of their assets on a consolidated basis; (iv) enter into agreements restricting dividends and advances by the subsidiaries; and, (v) engage in transactions with affiliates other than those based on arm's-length negotiations. The Revolving Credit Agreement also limits the ability of the Company and or subsidiaries to purchase capital items, incur indebtedness or issue preferred stock. The Revolving Credit Agreement also requires the Company to satisfy certain financial performance criteria.


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

8.        Subsequent Event

     On December 2, 1997,  Hach Company and  Environmental  Test  Systems,  Inc.
(ETS) jointly announced they have agreed, pursuant to a letter of intent, on the principal terms of a merger by which ETS will become a wholly owned subsidiary of Hach Company. Under terms of the transaction, at closing, Hach will distribute to ETS shareholders an aggregate of $16,000,000 in cash, Hach Common Stock and Hach Class A Common Stock in exchange for all outstanding common stock of ETS. The transaction is expected to be completed during the first quarter of 1998 and is subject to regulatory approval, the negotiation of a definitive merger agreement to be approved by both company's boards, approval by the shareholders of ETS and other customary conditions.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Analysis of Financial Condition:

     The Company experienced substantial change in the capital structure during the six months ended November 1, 1997. On July 8, 1997, the Company purchased 3,157,223 shares of its common stock from Lawter International. The purchase price was approximately $60 million. The Company used $30 million of existing cash and $30 million of bank borrowings to finance the stock purchase. The bank borrowings provide for a revolving line of credit of up to $40 million.

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

     The Company intends to finance its capital projects and dividend payments through existing cash and cash equivalents, short-term investments, projected cash flow from operations and bank borrowings.

Results of Operations: Quarter ended November 1, 1997 compared to quarter ended October 26, 1996.

     Net sales increased 4.2% to $31,542,000 from $30,284,000. The Company's domestic net sales increased 6.5% while its international net sales decreased 0.3%. The domestic net sales increase was due primarily to unit volume increases in most of the Company's major product lines. Sales for the Company's European subsidiary were adversely effected by a stronger U.S. dollar.

     Cost of sales increased 4.5% to $16,010,000 from $15,324,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 49.2% from 49.4% due to the mix of products sold.

     Selling, general and administrative expense increased 6.5% to $8,782,000 from $8,244,000. The increase was due to higher payroll and related expenses and costs related to implementation of a new company-wide integrated software system.

     Research  and  development   expense  decreased  9.6%  to  $2,070,000  from
$2,290,000. The decrease was due to lower payroll and related expenses and lower outside development costs.

     Interest income decreased to $119,000 from $451,000. The decrease was due to lower average investment balances in the current period.

     Interest expense increased to $516,000. The increase was due to interest on a long-term loan used to repurchase Hach Company common stock owned by Lawter International.

     The effective income tax rate was 35.7% in the current period compared to 34.1% in the prior year's second quarter.

Results of Operations: Six months ended November 1, 1997 to six months ended October 26, 1996

     Net sales increased 8% to $63,956,000 from $59,194,000. The Company's domestic net sales increased 9.5% while its international net sales increased 5.6%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines.

     Cost of sales increased 8.3% to $32,561,000 from $30,071,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 49.1% from 49.2% due to the mix of products sold.

     Selling, general and administrative expense increased 8.7% to $17,668,000 from $16,253,000. The increase was due to higher payroll and related expenses and costs related to implementation of a new company-wide integrated software system.

     Research  and  development   expense  decreased  0.2%  to  $4,237,000  from
$4,244,000. The decrease was due to lower payroll and related expenses and lower outside development costs.

     Interest income decreased to $599,000 from $801,000. The decrease was due to lower average investment balances in the current period.

     Interest expense increased to $656,000. The increase was due to interest on a long-term loan used to repurchase Hach Company common stock owned by Lawter International.

     The effective income tax rate was 35.6% for the current six month period compared to 34.5% in the prior year's period.

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

     At the company's annual stockholder's meeting held on September 9, 1997, stockholders approved an amendment to the Company's Certificate of Incorporation to create a new class of common stock, designated as Class A Common Stock, which is nonvoting except in certain limited circumstances.


Item 4.  Submission of Matters to a Vote of Security Holders

     On September 9, 1997, Hach Company held its annual meeting of stockholders. At this meeting, the stockholders were asked to consider and vote upon a proposal to amend Article Fourth of the Company's Restated Certificate of Incorporation to : (i) authorize a new class of common stock designated as Class A Common Stock, $1.00 par value which would be non-voting (except in certain limited circumstances); (ii) increase the number of authorized shares of capital stock from 25,000,000 to 45,000,000 consisting of 25,000,000 Shares of Common Stock and 20,000,000 of Class A Common Stock; and (iii) establish the rights, powers and limitations of the Class A Common Stock. A total of 7,614,652 votes were cast of which 7,351,060 were affirmative, 251,995 were negative and 11,597 abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)  1.  Report of Independent Accountants.

     2.  Awareness Letter of Independent Accountants.

     3.  Financial Data Schedule

(b) During the quarter ended November 1, 1997, the Registrant filed no report on From 8-K.


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

December 16, 1997
Date





By: /s/ Gary R. Dreher
    ----------------------------------------------------------
    Gary R. Dreher, Vice President and Chief Financial Officer

December 16, 1997
Date