Form 10-Q
period 1998-01-31
HACH CO
filed 1998-03-05
CIK 44764

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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



         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Common Stock                                                 8,249,977
Class A Common Stock                                         8,235,217

Part I.  Financial Information

Item 1.  Financial Statements


Summarized Financial Statements

     The accompanying Consolidated Balance Sheet as of January 31, 1998 and the Consolidated Statements of Income and Retained Earnings for the quarters and the nine months ended January 31, 1998 and January 25, 1997 and the Consolidated Statements of Cash Flows for the nine months ended January 31, 1998 and January 25, 1997 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and nine months ended January 31, 1998 and January 25, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

     The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by Coopers & Lybrand L.L.P., the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                      QUARTER ENDED                      NINE MONTHS ENDED
                                                 1/31/98           1/25/97           1/31/98           1/25/97
                                               ---------         ---------         ---------         ---------
Net sales                                       $ 30,337          $ 29,481          $ 94,293          $ 88,675
Cost of sales                                     15,552            15,324            48,113            45,395
                                               ---------         ---------         ---------         ---------
  Gross profit                                    14,785            14,157            46,180            43,280
Selling, general and administrative expense        8,521             8,015            26,189            24,268
Research and development expense                   1,976             1,986             6,213             6,230
                                               ---------         ---------         ---------         ---------
  Income from operations                           4,288             4,156            13,778            12,782
Interest income                                      187               460               786             1,261
Interest expense                                    (437)                -            (1,093)                -
                                               ---------         ---------         ---------         ---------
  Income before income taxes                       4,038             4,616            13,471            14,043
Income tax expense                                 1,438             1,591             4,796             4,843
                                               ---------         ---------         ---------         ---------

  Net income                                       2,600             3,025             8,675             9,200

Retained earnings, beginning of period          $ 70,886          $ 71,988          $ 65,799          $ 67,177
Cash dividends                                      (577)             (682)           (1,565)           (2,046)
                                               ---------         ---------         ---------         ---------
Retained earnings, end of period                $ 72,909          $ 74,331          $ 72,909          $ 74,331
                                               =========         =========         =========         =========

Net income per share:
          Basic                                   $ 0.16            $ 0.13*           $ 0.48            $ 0.40*
          Diluted                                 $ 0.16            $ 0.13*           $ 0.48            $ 0.40*
                                               =========         =========         =========         =========

Dividends per share:
          Common stock                            $ 0.03            $ 0.06            $ 0.12            $ 0.18
          Class A common stock                    $ 0.04            $ 0.00            $ 0.07            $ 0.00
                                               =========         =========         =========         =========

Weighted average shares outstanding
          Basic                               16,479,155        22,735,762        18,010,638        22,724,858
          Diluted                             16,613,770        22,765,113        18,124,332        22,744,284
                                              ==========        ==========        ==========        ==========

*Restated for the two-for-one stock split effected in the form of a stock dividend.




The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                     January 31, 1998             April 30, 1997
                                                     ----------------             --------------
                                                        (Unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents                                 $ 9,757                   $ 14,575
    Marketable securities, held to maturity                       801                     19,100
    Accounts receivable, less reserves
      of $274 and $249, respectively                           16,981                     17,829
    Inventories                                                13,765                     11,798
    Deferred taxes and other current assets                     5,108                      4,416
                                                            ---------                  ---------

      Total current assets                                     46,412                     67,718

  Property, plant and equipment at cost:
    Buildings and improvements                                 25,864                     23,404
    Machinery and equipment                                    49,728                     46,555
                                                            ---------                  ---------
                                                               75,592                     69,959
    Less allowance for depreciation
      and amortization                                         46,115                     42,141
                                                            ---------                  ---------
                                                               29,477                     27,818
    Land                                                          982                        986
                                                            ---------                  ---------
      Net property, plant and equipment                        30,459                     28,804

    Marketable securities, held to maturity                     1,889                      7,406
    Other assets                                                2,106                      1,652
                                                            ---------                  ---------

Total Assets                                                 $ 80,866                  $ 105,580
                                                            =========                  =========

The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                     January 31, 1998             April 30, 1997
                                                     ----------------             --------------
                                                        (Unaudited)

LIABILITIES

  Current liabilities:
      Accounts payable                                        $ 3,429                    $ 4,044
      Current portion of capital lease obligation                  76                          -
      Accrued liabilities:
        Compensation                                              564                      1,082
        Compensated absences                                    3,477                      3,655
        Profit sharing                                          2,750                      3,473
        Income taxes payable                                      232                        753
        Other                                                   2,174                      1,379
                                                            ---------                  ---------
          Total current liabilities                            12,702                     14,386

  Long-term capital lease obligation,                             154                          -
    net of current portion
  Long-term debt                                               30,000                          -
  Other long term liabilities                                   2,200                      1,726
  Deferred income taxes                                         1,803                      2,179
                                                            ---------                  ---------
        Total liabilities                                      46,859                     18,291

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; (authorized
    25,000,000 shares; issued 11,622,953 shares                11,623                     11,623
  Class A Common stock, $1 par value; (authorized
    20,000,000 shares; issued 11,622,953 shares                11,623                          -
  Capital contributed in excess of par value                        -                        453
  Retained earnings                                            72,909                     76,944
  Cumulative currency translation adjustment                     (191)                       338
                                                            ---------                  ---------
                                                               95,964                     89,358
  Less: Shares held in treasury at cost:
           (6,760,712 at January 31, 1998 and
           254,356 at April 30, 1997)                         (61,957)                    (2,069)
                                                            ---------                  ---------
Total Stockholders' Equity                                     34,007                     87,289
                                                            ---------                  ---------
Total Liabilities and Stockholders' Equity                   $ 80,866                  $ 105,580
                                                            =========                  =========

The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                               NINE MONTHS ENDED         NINE MONTHS ENDED
                                                                January 31, 1998          January 25, 1997
                                                               -----------------         -----------------
Cash flows from operating activities:
Net income                                                               $ 8,675                   $ 9,200
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                           4,673                     4,567
     Provision for deferred income taxes                                    (376)                      426
     Loss on disposal of property, plant & equipment                           4                        33
     (Increase) decrease in accounts receivable                              848                    (1,869)
     (Increase) in inventories                                            (1,967)                      (80)
     (Increase) in prepaid expenses & other assets                          (692)                   (1,605)
     Increase (decrease) in accounts payable                                (615)                      613
     Increase (decrease) in accrued liabilities                             (671)                    1,118
                                                                        --------                  --------

Net cash provided by operating activities                                  9,879                    12,403

Cash flows from investing activities:
     Capital expenditures                                                 (6,412)                   (4,950)
     Purchases of investments held-to-maturity                            (2,737)                  (12,929)
     Proceeds from the maturity of short-term investments                 26,554                    11,736
     (Increase) in long-term assets                                         (454)                     (366)
                                                                        --------                  --------

Net cash provided (used) by investing activities                          16,951                    (6,509)

Cash flows from financing activities:
     Dividends paid                                                       (1,565)                   (2,046)
     Proceeds from borrowings                                             30,000                         -
     Capital lease obligations                                               230                         -
     Purchases of treasury stock                                         (60,532)                     (206)
     Exercise of stock options                                               669                       327
                                                                        --------                  --------

Net cash used by financing activities                                    (31,198)                   (1,925)

Effects of exchange rate changes                                            (450)                     (470)
                                                                        --------                  --------

Net increase (decrease) in cash & cash equivalents                        (4,818)                    3,499

Cash & cash equivalents at the beginning of the period                    14,575                     8,487
                                                                        --------                  --------

Cash & cash equivalents at the end of the period                         $ 9,757                  $ 11,986
                                                                        ========                  ========

The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Financial Statements

     The consolidated balance sheet at January 31, 1998 and the consolidated statements of income and retained earnings for the quarters and nine months ended January 31, 1998 and January 25, 1997 and the consolidated statements of cash flows for the nine months ended January 31, 1998 and January 25, 1997 have been prepared by the Company, without audit. The April 30, 1997 balance sheet was derived from audited financial statements and as presented does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. These financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995 and therefore results of operations for the interim periods are not necessarily indicative of the operating results for a full year of future operations.

     Certain amounts in the financial statements for April 30, 1997 have been reclassified to conform with the current periods presentation.

2.       Inventories

         The components of inventories are:           (Thousands of Dollars)
                                               January 31, 1998    April 30,1997
                                               ----------------    -------------
         Raw materials and purchased parts        $    5,992        $   2,811
         Work-in-progress                              1,482            1,534
         Finished goods                                5,826            7,031
         Resale                                          465              422
                                                     -------          -------
                                                   $  13,765         $ 11,798
                                                     =======          =======

3.       Income Taxes

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended January 31, 1998 and January 25, 1997 were 35.6% and 34.5% respectively.

4.       Earnings Per Share

     The Company has adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the quarter ended January 31, 1998 and all historical net income per share data presented has been restated to conform to the provisions of this statement. The standard established a different method of computing net income per share than was required under the provisions of Accounting Principles Board Opinion No. 15. The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statement of Income included in this report on Form 10-Q.

                          HACH COMPANY AND SUBSIDIARIES
                               EARNINGS PER SHARE
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                              QUARTER ENDED               NINE MONTHS ENDED
                                              -------------               -----------------
                                          1/31/98        1/25/97        1/31/98        1/25/97
                                       ----------     ----------     ----------     ----------
Basic EPS Computation
Numerator:
  Net income                              $ 2,600        $ 3,025        $ 8,675        $ 9,200
Denominator:
  Common shares outstanding            16,479,155     22,735,762     18,010,638     22,724,858
                                       ----------     ----------     ----------     ----------

Basic EPS                                  $ 0.16         $ 0.13         $ 0.48         $ 0.40
                                       ==========     ==========     ==========     ==========

Diluted EPS Computation
Numerator:
  Net income                              $ 2,600        $ 3,025        $ 8,675        $ 9,200
Denominator:
  Common shares outstanding            16,479,155     22,735,762     18,010,638     22,724,858
  Stock Options                           134,615         29,351        113,694         19,426
                                       ----------     ----------     ----------     ----------
                                       16,613,770     22,765,113     18,124,332     22,744,284
                                       ----------     ----------     ----------     ----------

Diluted EPS                                $ 0.16         $ 0.13         $ 0.48         $ 0.40
                                       ==========     ==========     ==========     ==========


     Options to purchase shares of the Company's common stock of 93,500 for the quarter and nine months ended January 31, 1998 and 109,898 for the quarter and nine months ended January 25, 1997 were outstanding during the respective periods but were not included in the computation of diluted EPS because the price of the options, which range from $8.0625 to $10.90 per share for the quarter ended January 31, 1998 and January 25, 1997, respectively, was greater than the average market price of the common stock for the period reported. The outstanding options not included in the calculation for the quarter ended January 31, 1998 will expire in February 1998. The outstanding options not included in the calculation for the quarter ended January 25, 1997 will expire in between February 1998 and February 2006.

5.       Capital Stock

     On July 8, 1997, the Company repurchased the entire block of Hach Company common stock which was owned by Lawter International. This stock represented approximately 28% ownership in Hach Company. The Company purchased the 3,157,223 shares for $19.00 per share. On June 26, 1997, the date the transaction with Lawter was first announced, the Company's Common Stock price closed at $18.25 per share. The price paid to Lawter represented a 4% premium to the closing price on June 26, 1997. Among other factors, the Company's Board of Directors reviewed numerous financial models and information, including the impact on earnings per share, in arriving at the $19.00 per share price. The purchase of the shares from Lawter was financed with $30 million of existing cash and investments and $30 million in bank financing. Prior to the transaction with Lawter, approximately $23 million of investments used in the transaction had been classified as held-to-maturity. Upon the sale of these investments, the Company realized losses totaling $44,000.
     On May 19, 1997, the Board of Directors approved a proposal to amend the Company's Certificate of Incorporation. At the Company's annual meeting on September 9, 1997 the shareholders approved a new class of stock designated as Class A Common Stock. The Class A stock is non-voting except under certain limited circumstances. All common shares and per share amounts in this report have been adjusted to give retroactive effect to a two for one stock split effected in the form of a stock dividend distributed on October 2, 1997 to holders of record on September 22, 1997. The distribution on October 2, 1997, increased the number of shares outstanding from 8,228,581 to 16,457,162.

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


7.        Recently Issued Financial Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 129, "Information about Capital Structure," in February 1997. As the Company is already subject to the disclosures of SFAS 129, no additional disclosures are required. The FASB also issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in June 1997. This statement, which is required to be adopted in the first quarter of fiscal year 1999, establishes standards for reporting of comprehensive income and its components (such as revenues, expenses, gains and losses). At this time, the Company believes it will not be impacted by this statement. The FASB also issued Statement of Financial Accounting Standards No. 131, "Segments of an Enterprise and Related Information," in June 1997. This statement, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt SFAS 131 for the fiscal year ending April 30, 1999. The Company anticipates SFAS 131 will not have a significant disclosure impact on the Company.

8.        Current Event

     On January 21, 1998,  Hach Company and  Environmental  Test  Systems,  Inc.
(ETS) jointly signed a definitive merger agreement, the principal terms by which ETS will become a wholly owned subsidiary of Hach Company. Under terms of the transaction, at closing, Hach will distribute to ETS shareholders an aggregate of $16,000,000 in cash, Hach Common Stock and Hach Class A Common Stock in exchange for all outstanding common stock of ETS. The transaction is expected to be completed in April 1998 and is subject to regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Analysis of Financial Condition:

     The Company experienced substantial change in the capital structure during the nine months ended January 31, 1998. On July 8, 1997, the Company purchased 3,157,223 shares of its common stock from Lawter International. The purchase price was approximately $60 million. The Company used $30 million of existing cash and $30 million of bank borrowings to finance the stock purchase. The bank borrowings provide for a revolving line of credit of up to $40 million.

     The acquisition of ETS for an aggregate of $16,000,000 in cash, Common Stock and Class A Common Stock is expected to be completed in April 1998.

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

     The Company intends to finance its capital projects, acquisition and dividend payments through existing cash and cash equivalents, short-term investments, projected cash flow from operations and bank borrowings.

Year 2000 Computer Systems Compliance

     The Company is in the process of the modification or conversion of Company computer systems to provide for proper functioning beyond calendar year 1999. It is anticipated that substantially all of these Year 2000 costs will be incurred during fiscal 1998 and 1999. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Management believes that resources are available to complete the modification and conversion and that its costs will not materially affect the Company's operating results or financial condition. Management believes that the Year 2000 compliance will be completed well before the end of fiscal year 1999. The Company cannot predict the nature or materiality of the impact on its operations or operating results of noncompliance by parties outside of its control.

Results of Operations: Quarter ended January 31, 1998 compared to quarter ended January 25, 1997.

     Net sales increased 2.9% to $30,337,000 from $29,481,000. The Company's domestic net sales increased 7.4% while its international net sales decreased 4.6%. The domestic net sales increase was due primarily to unit volume increases in most of the Company's major product lines. Sales for the Company's European subsidiary were adversely affected by a stronger U.S. dollar. In addition, international sales were adversely affected by economic conditions in Asia. Sales throughout Asia, which represent approximately 9% of consolidated sales, decreased 17% from the prior year's third quarter.

     Cost of sales increased 1.5% to $15,552,000 from $15,324,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent decreased to 48.7% from 48% due to the mix of products sold.

     Selling, general and administrative expense increased 6.3% to $8,521,000 from $8,015,000. The increase was due to higher payroll and related expenses and implementation costs related to implementation of new software.

     Research  and  development   expense   decreased  .5%  to  $1,976,000  from
$1,986,000. The decrease was due to lower payroll and related expenses and lower outside development costs.

     Interest income decreased to $187,000 from $460,000. The decrease was due to lower average investment balances in the current period.

     Interest expense increased to $437,000. The increase was due to interest on a long-term loan used to repurchase Hach Company common stock owned by Lawter International.

     The effective income tax rate was 35.6% in the current period compared to 34.5% in the prior year's first quarter.

Results of Operations: Nine months ended January 31, 1998 to nine months ended January 25, 1997

     Net sales increased 6.3% to $94,293,000 from $88,675,000. The Company's domestic net sales increased 8.8% while its international net sales increased 2.1%. Both the domestic and international net sales increases were due primarily to unit volume increases in most of the Company's major product lines. Sales for the nine months ended January 31, 1998 were adversely affected by the strong US dollar and economic conditions in Asia. Sales for the company's European subsidiary measured in Belgium Francs increased 6%, but the strong dollar had the effect of reducing the European dollar sales by 9% when compared to the prior year's first nine months.

     Cost of sales increased 6% to $48,113,000 from $45,395,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent increased to 49% from 48.8% due to the mix of products sold.

     Selling, general and administrative expense increased 7.9% to $26,189,000 from $24,268,000. The increase was due to higher payroll and related expenses and implementation costs related to implementation of new software.

     Research  and  development   expense  decreased  0.3%  to  $6,213,000  from
$6,230,000. The decrease was due to lower payroll and related expenses and lower outside development costs.

     Interest income decreased to $786,000 from $1,261,000. The decrease was due to lower average investment balances in the current period.

     Interest expense increased to $1,093,000. The increase was due to interest on a long-term loan used to repurchase Hach Company common stock owned by Lawter International.

     The effective income tax rate was 35.6% for the current nine month period compared to 34.5% in the prior year's period.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 9, 1997, Hach Company held its annual meeting of stockholders. At this meeting, the stockholders were asked to consider and vote upon a proposal to amend Article Fourth of the Company's Restated Certificate of Incorporation to: (i) authorize a new class of common stock designated as Class A Common Stock, $1.00 par value which would be non-voting (except in certain limited circumstances); (ii) increase the number of authorized shares of capital stock from 25,000,000 to 45,000,000 consisting of 25,000,000 shares of Common Stock and 20,000,000 shares of Class a Common Stock; and (iii) establish the rights, powers and limitations of the Class A Common Stock. A total of 7,614,652 votes were cast of which 7,351,060 were affirmative, 251,995 were negative and 1,597 abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a)  1.  Report of Independent Accountants

     2.  Awareness Letter of Independent Accountants

     3.  Financial Data Schedule

(b) During the quarter ended January 31, 1998, the Registrant filed no report on Form 8-K.



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

    March 2, 1998
    Date



By: /s/ Gary R. Dreher
    ----------------------------------------------------------
    Gary R. Dreher, Vice President and Chief Financial Officer

    March 2, 1998
    Date