Form 10-K
period 1998-04-30
HACH CO
filed 1998-07-29
CIK 44764

                                     FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
                       FOR THE FISCAL YEAR ENDED APRIL 30, 1998
                                          OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ________ TO ___________

                            Commission file number: 0-3947
                                    HACH COMPANY
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
Delaware                                                    42-0704420
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                     5600 Lindbergh Drive, Loveland, CO  80538
                (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)
                                   (970) 669-3050
                (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act:
                           COMMON STOCK, $1.00 PAR VALUE
                                  (TITLE OF CLASS)
                       CLASS A COMMON STOCK, $1.00 PAR VALUE
                                  (TITLE OF CLASS)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

               As of July 10, 1998, 8,963,059 shares of Common Stock and 8,542,581 shares of Class A Common Stock were outstanding. The aggregate value of 2,689,861 shares of Common Stock and 2,735,410 shares of Class A Common Stock held by non-affiliates (based upon the last sales prices of $11.25 and $10.25 on July 10, 1998, for the Registrant's Common Stock and Class A Common Stock, respectively, as listed in the WALL STREET JOURNAL in the NASDAQ National Market System section on July 10, 1998) was approximately $58,000,000.

                        DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the Hach Company Annual Report to Stockholders for the year ended April 30, 1998 (the "1998 Annual Report") are incorporated by reference into Parts I, II and IV.

               Portions of the Hach Company Proxy Statement for the Annual Meeting of Stockholders scheduled to be held September 15, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III.

                        NOTE ON FORWARD-LOOKING INFORMATION

               Certain statements contained in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. Statements containing the words and phrases "looking ahead," "projected," "we are confident," "should be," "will be," "predicted," "believe," "plans," "expect," "estimated" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which could change at any time and which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. There are inherent difficulties in predicting important factors. Potential risks and uncertainties include, but are not limited to, changes in customer demand and requirements, delays in introducing new products, foreign exchange rates, the level of government funding, especially municipalities funding for water-related products, changes in federal income tax laws and regulations, competition, unanticipated expenses and delays in the integration of any newly-acquired business, unanticipated expenses relating to plant construction and expansion, the timing and scope of technological advances, the ability to attract and retain skilled technical, marketing and management personnel, ability to successfully implement its strategies and the soundness of those strategies, conditions in the U.S. economy in general and world wide economic and business conditions. The mix of products sold in a quarter is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, and price competition from other suppliers. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                                       PART I

ITEM 1.  BUSINESS

               The Registrant was incorporated in Iowa in 1951 and reincorporated in Delaware on April 3, 1968.

               Additional information required by this item appears under the heading "Description of Business" on pages 14 and 15 of the 1998 Annual Report and as Note 9 of the Notes to Consolidated Financial Statements, "Segment Information," on pages 27 and 28 of the 1998 Annual Report.

               The Company operates primarily in an industry that encompasses laboratory instruments, process analyzers and test kits which analyze the chemical content and other properties of water and other aqueous solutions. This industry encompasses the chemicals manufactured and sold by the Company, most of which are used with the instruments and test kits manufactured by the Company.

               On April 30, 1998, in exchange for approximately $16 million in cash and the Company's Common Stocks, the Company acquired Environmental Test Systems, Inc., which is engaged in the business of developing and manufacturing chemical test strips for measuring water quality for consumer and industrial applications.

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

This building contains the Registrant's executive and administrative offices and its research, development, engineering and instrument manufacturing operations. A 66,000 square foot building is under construction at the Loveland site and is scheduled for completion in September 1998. This building will house part of the Company's instrument manufacturing operations.

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

               The Registrant's wholly-owned subsidiary, Environmental Test Systems, Inc. ("ETS") owns a facility in Elkhart, Indiana. The Elkhart Facility is a two-story Varco-Pruden pre-engineered metal building that currently comprises 40,000 square feet, with 35,000 square feet of first floor manufacturing, office and warehouse space and 5,000 square feet of second floor office space. The land at the Elkhart Facility will support expansion of an additional 20,000 square feet.

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

                          EXECUTIVE OFFICERS OF REGISTRANT

Name                     Age       Title
Kathryn Hach-Darrow      75        Chairman of the Board, Chief Executive
                                    Officer, Chairman of the Executive Committee
                                    and Director

Bruce J. Hach            52        President and Chief Operating Officer and
                                    Director



Robert O. Case           76        Secretary and General Counsel

Gary R. Dreher           45        Vice President and Chief Financial Officer
                                    and Director

Loel J. Sirovy           59        Senior Vice President, Operations

Jerry M. Churchill       58        Vice President, Domestic Sales

Larry D. Thompson        54        Vice President, Ames Chemical Operations

Kenneth Ogan             53        Vice President, Research and Development and
                                    Chief Technical Officer

Brian K. Bowden          33        Vice President, Information Systems
                                    Technology

Mark J. Stephenson       39        Vice President, Marketing and Customer
                                    Support Services - President, ETS

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

               Robert O. Case has been Secretary of the Registrant since May 29, 1968. He was named General Counsel to the Registrant on August 29, 1989. From September 1989 to February 1991, he was a shareholder of the Chicago, Illinois law firm of Schuyler, Roche & Zwirner and a member of its management committee. From February 1, 1991 to April 30, 1993, he was of counsel to Schuyler, Roche & Zwirner. Since May 1, 1993, Mr. Case has been of counsel to McBride Baker & Coles, a Chicago, Illinois law firm. Mr. Case was a director of the Registrant from May 29, 1968, until his retirement as a Director of the Registrant effective at the August 30, 1994 Annual Meeting of Shareholders.

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

               Larry D. Thompson joined the Registrant on April 6, 1964. He has held a variety of positions in Chemical Operations. In April 1991, he was named Plant Manager of the Ames, Iowa facility. On August 25, 1992, he was elected Vice President of Ames Chemical Operations of the Registrant and has served in that capacity since that date.

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

               Brian K. Bowden joined the Registrant on January 4, 1988. He has held a number of management positions in Research and Development, Production, Marketing and Information Services. On January 7, 1997, he was elected Vice President of Information Systems Technology of the Registrant and has served in that capacity since that date.

               Mark J. Stephenson joined the Registrant on May 1, 1998, as Vice President of Marketing Services and President of the Company's subsidiary, ETS. He most recently served as President of ETS prior to its acquisition by the Company on April 30, 1998, and prior to that, as Senior Vice President and Vice President of Marketing and Sales of ETS, where he was employed since 1988.

               The officers of the Company serve at the pleasure of the Board of Directors.

                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

               The information required by this item appears under the heading "Common Stock Price Range and Dividends" on page 15 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

               The information required by this item appears under the heading "Comparative Financial Data - 10-Year Summary" on pages 16 and 17 of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

               The information required by this item appears in the Chairman's and President's letter "To Our Fellow Shareholders" on pages 2, 3 and 4 of the 1998 Annual Report and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 and 14 of the 1998 Annual Report, all of which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The information required by this item appears in the Consolidated Financial Statements and the Notes thereto on pages 18 through 28 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this item appears under the heading "Election of Directors" on pages 5 and 6 in the 1998 Proxy
Statement and under the caption "Executive Officers of the Registrant" at pages 4 through 7 at the end of Part I of this Report and is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this item appears under the heading "Executive Compensation" on pages 8 through 17 in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this item appears under the heading "Beneficial Ownership of Company Securities By Directors, Officers and Principal Shareholders" on pages 3 through 5 in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this item appears under the headings "Certain Transactions and Business Relationships" on page 7 of the 1998 Proxy Statement and "Compensation Committee Interlocks and Insider Participation" on page 17 of the 1998 Proxy Statement, and each is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report on Form 10-K:

1. FINANCIAL STATEMENTS: The information required by this item appears on the pages listed below in the 1998 Annual Report and is incorporated by reference in response to Item 14(a) 1.


                                                                              Page No. in
                                                                          1998 ANNUAL REPORT
Report of Independent Accountants                                                  18

         Financial Statements:

              Consolidated statements of income for the years
                ended April 30, 1998, 1997 and 1996                                19

              Consolidated balance sheets, April 30, 1998 and 1997                 20

              Consolidated statements of stockholders' equity for the
                years ended April 30, 1998, 1997 and 1996                          21



              Consolidated statements of cash flows for the years
                ended April 30, 1998, 1997 and 1996                                22

              Notes to the consolidated financial statements                       23

2. FINANCIAL STATEMENT SCHEDULE: The following schedule should be read in conjunction with the consolidated financial statements incorporated by reference in Item 8 of this Form 10-K. Schedules other than that listed have been omitted because they are not applicable or not required.


                                                    Page No. in
           Schedule                                 this Report
           --------                                 -----------
 Report of Independent Accountants on the
      Financial Statement Schedule                     14
 Valuation and Qualifying Accountants                  15
      (Schedule II)


3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The following exhibits are included in this Annual Report on Form 10-K. The items identified below as Exhibits (10)c - (10)l. are management contracts or compensatory plans required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c) on Form 10-K.


NO. ASSIGNED IN
EXHIBIT TABLE ON                                                                     PAGE NO. IN
ITEM 601 OF REG. S-K               EXHIBIT                                           THIS REPORT
(3)                      a.   Restated Certificate of Incorporation of the
                              Registrant -- hereby incorporated by reference
                              to Exhibit 99.2 to the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              October 26, 1996, Commission File No. 0-3947;
                              Certificate of Amendment to Article Fourth of
                              the Restated Certificate of Incorporation of
                              the Registrant as filed with the Delaware
                              Secretary of State on September 10, 1997 --
                              hereby incorporated by reference to Exhibit 1.2
                              to the Company's Registration Statement on Form
                              8-A, Commission File No. 0-3947, as filed with
                              the Commission on September 10, 1997.

(3)                      b.   By-laws of the Registrant, as amended and
                              restated through October 26, 1996 -- hereby
                              incorporated by reference to Exhibit 99.3 to the
                              Registrant's Quarterly Report on Form 10-Q for
                              the quarter ended October 26, 1996, Commission
                              File No. 0-3947.

(10)                     c.   Hach Company 1993 Stock Option Plan as Amended
                              and Restated as of November 25, 1997.

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

(10)                     h.   Executive Employment Agreements between the Company
                              and each of Bruce J. Hach, Loel J. Sirovy,
                              Jerry M. Churchill, Gary R. Dreher, and Larry D. Thompson --
                              hereby incorporated by reference to Exhibit 10(h). to the
                              Registrant's Annual Report on Form 10-K for the year ended
                              April 30, 1994, Commission File No. 0-3947;
                              Executive Employment Agreement between the Company
                              and Kenneth Ogan -- hereby incorporated by reference to
                              Exhibit (10)h. to the Registrant's Annual Report on Form 10-K
                              for the year ended April 30, 1996, Commission File No. 0-3947;
                              Employment Agreement between the Company and
                              Mark Stephenson dated April 30, 1998.

(10)                     i.   Hach Company 1995 Employee Stock Purchase Plan as Amended
                              and Restated as of January 1, 1998.

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

(10)                     l.   Hach Company 1995 Non-Employee Director Stock Plan
                              Amended and Restated as of November 25, 1997.

(10)                     m.   Revolving Credit Agreement dated as of July 7, 1997
                              among the Registrant, Hach Europe S.A. and Colorado
                              National Bank--hereby incorporated by reference to Exhibit
                              (10)m. to the Registrant's Annual Report on Form 10-K for
                              the year ended April 30, 1997, Commission File No. 0-3947.

(13)                     n.   Pages 2, 3, 4 and 13 through 28 of the Registrant's Annual
                              Report to Stockholders for the year ended April 30, 1998.

(21)                     o.   Subsidiaries of the Registrant.

(23)                     p.   Consent of PricewaterhouseCoopers LLP

(27)                     q.   Financial Data Schedules (electronic filing only)


(b)                      No reports on Form 8-K were filed during the quarter ended April 30, 1998.

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

                                HACH COMPANY

July 29, 1998          By: /s/  Kathryn Hach-Darrow
-------------              ------------------------------------------------
Date                       Kathryn Hach-Darrow, Chairman of the Board,
                           Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 29, 1998          By:  /s/  Kathryn Hach-Darrow
-------------              ------------------------------------------------
Date                       Kathryn Hach-Darrow, Chairman of the Board,
                           Chief Executive Officer and Director



July 29, 1998          By:  /s/  Gary R. Dreher
-------------              ------------------------------------------------
Date                       Gary R. Dreher, Vice President, Chief Financial
                           Officer, Principal Accounting Officer and Director

July 29, 1998          By:  /s/  Bruce J. Hach
-------------              ------------------------------------------------
Date                       Bruce J. Hach, Director

July 29, 1998          By:  /s/  Fred W. Wenninger
-------------              ------------------------------------------------
Date                       Fred W. Wenninger, Director

July 29, 1998          By:  /s/  Joseph V. Schwan
-------------              ------------------------------------------------
Date                       Joseph V. Schwan, Director

July 29, 1998          By:  /s/  John N. McConnell
-------------              ------------------------------------------------
Date                       John N. McConnell, Director

July 29, 1998          By:  /s/  Linda O. Doty
-------------              ------------------------------------------------
Date                       Linda O. Doty, Director

Report of Independent Accountants on the Financial Statement Schedule



To the Board of Directors of Hach Company


Our audits of the consolidated financial statements referred to in our report dated June 4, 1998 appearing in the 1998 Annual Report to Shareholders of Hach Company and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule included in Item 14(a)(2) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado
June 4, 1998

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   Year Ended April 30, 1998, 1997 and 1996
                            (In thousands)


                                                   Balance at            Charged to                                 Balance
                                                   beginning             costs and            Deductions            at end
                                                   of period              expenses            /(Writeoff)          of period
                                                   --------------------------------------------------------------------------
Allowance for Doubtful Accounts:
   Year ended April 30, 1998                        $    249             $       72           $      (16)           $     305
   Year ended April 30, 1997                             248                     69                  (68)                 249
   Year ended April 30, 1996                             247                     87                  (86)                 248
Inventory Reserve:
   Year ended April 30, 1998                        $    555             $    1,317           $     (869)           $   1,003
   Year ended April 30, 1997                             188                  1,369               (1,002)                 555
   Year ended April 30, 1996                             505                    245                 (562)                 188


                                 INDEX TO EXHIBITS


NO. ASSIGNED IN
EXHIBIT TABLE ON                                                                         PAGE NO. IN
ITEM 601 OF REG. S-K                    EXHIBIT                                          THIS REPORT
(3)                      a.   Restated Certificate of Incorporation of the
                              Registrant -- hereby incorporated by reference
                              to Exhibit 99.2 to the Registrant's Quarterly
                              Report on Form 10-Q for the quarter ended
                              October 26, 1996, Commission File No. 0-3947;
                              Certificate of Amendment to Article Fourth of
                              the Restated Certificate of Incorporation of
                              the Registrant as filed with the Delaware
                              Secretary of State on September 10, 1997 --
                              hereby incorporated by reference to Exhibit 1.2
                              to the Company's Registration Statement on Form
                              8-A, Commission File No. 0-3947, as filed with
                              the Commission on September 10, 1997.

(3)                      b.   By-laws of the Registrant, as amended through
                              October 26, 1996 -- hereby incorporated by reference
                              to Exhibit 99.3 to the Registrant's Quarterly Report
                              on Form 10-Q for the quarter ended October 26, 1996,
                              Commission File No. 0-3947.

(10)                     c.   Hach Company 1993 Stock Option Plan as Amended
                              and Restated as of November 25, 1997.

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


                              Form 10-K for the year ended April 30, 1996,
                              Commission File No. 0-3947.

(10)                     h.   Executive Employment Agreements between the Company
                              and each of Bruce J. Hach, Loel J. Sirovy,
                              Jerry M. Churchill, Gary R. Dreher, and Larry D. Thompson --
                              hereby incorporated by reference to Exhibit 10(h). to the
                              Registrant's Annual Report on Form 10-K for the year ended
                              April 30, 1994, Commission File No. 0-3947;
                              Executive Employment Agreement between the Company
                              and Kenneth Ogan -- hereby incorporated by reference to
                              Exhibit (10)h. to the Registrant's Annual Report on Form 10-K
                              for the year ended April 30, 1996, Commission File No. 0-3947;
                              Employment Agreement between the Company and
                              Mark Stephenson dated April 30, 1998.

(10)                     i.   Hach Company 1995 Employee Stock Purchase Plan
                              as Amended and Restated as of January 1, 1998.

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

(10)                     l.   Hach Company 1995 Non-Employee Director Stock Plan
                              Amended and Restated as  of November 25, 1997.

(10)                     m.   Revolving Credit Agreement dated as of July 7, 1997
                              among the Registrant, Hach Europe S.A. and
                              Colorado National Bank-- hereby incorporated by reference to
                              Exhibit (10)m. to the Registrant's Annual Report on Form 10-K for
                              the year ended April 30, 1997, Commission File No. 0-3947.

(13)                     n.   Pages 2, 3, 4 and 13 through 28 of the Registrant's Annual
                              Report to Stockholders for the year ended April 30, 1998.

(21)                     o.   Subsidiaries of the Registrant.


(23)                     p.   Consent of PricewaterhouseCoopers LLP

(27)                     q.   Financial Data Schedules (electronic filing only)
