Form 10-Q
period 1998-08-01
HACH CO
filed 1998-09-14
CIK 44764

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

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


                 5600 Lindbergh Drive, Loveland, Colorado 80538
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)


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



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 10, 1998.


Title                                                        Outstanding

Common Stock                                                 8,972,610
Class A Common Stock                                         8,552,132

Part I.  Financial Information

Item 1.  Financial Statements


Summarized Financial Statements

     The accompanying Consolidated Balance Sheet as of August 1, 1998 and the Consolidated Statements of Income and Retained Earnings for the quarters ended August 1, 1998 and August 2, 1997 and the Consolidated Statements of Cash Flows for the quarters ended August 1, 1998 and August 2, 1997 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters ended August 1, 1998 and August 2, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

     The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by PricewaterhouseCoopers LLP, the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                            QUARTER ENDED         QUARTER ENDED
                                           AUGUST 1, 1998        AUGUST 2, 1997
                                           --------------        --------------
Net sales                                        $ 36,776              $ 32,414
Cost of sales                                      18,080                16,551
                                                ---------             ---------
  Gross profit                                     18,696                15,863
Selling, general and administrative expense        10,406                 8,886
Research and development expense                    2,502                 2,167
                                                ---------             ---------
  Income from operations                            5,788                 4,810
Interest income                                       164                   480
Interest expense                                     (506)                 (140)
                                                ---------             ---------
  Income before income taxes                        5,446                 5,150
Income tax expense                                  1,996                 1,830
                                                ---------             ---------

  Net income                                        3,450                 3,320

Retained earnings, beginning of period           $ 72,628              $ 76,944
Cash dividends                                       (600)                 (493)
                                                ---------             ---------
Retained earnings, end of period                 $ 75,478              $ 79,771
                                                =========             =========

Net income per share:
          Basic                                    $ 0.20                $ 0.16
          Diluted                                  $ 0.20                $ 0.16
                                                =========             =========

Dividends per share:
          Common stock                             $ 0.03                $ 0.03
          Class A common stock                     $ 0.04                $ 0.03
                                                =========             =========

Weighted average shares outstanding
          Basic                                17,064,432            20,998,460
          Diluted                              17,172,263            21,031,728
                                               ==========            ==========



The accompanying notes are an integral part of these consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                  AUGUST 1, 1998          April 30, 1998
                                                  --------------          --------------
                                                   (Unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents                          $   7,684               $   4,358
    Marketable securities, available for sale                324                     680
    Accounts receivable, less reserves
      of $341 and $305, respectively                      18,225                  20,937
    Inventories                                           14,870                  15,360
    Deferred taxes and other current assets                4,834                   5,282
                                                       ---------               ---------

      Total current assets                                45,937                  46,617

  Property, plant and equipment at cost:
    Buildings and improvements                            32,208                  30,615
    Machinery and equipment                               54,407                  52,412
                                                       ---------               ---------
                                                          86,615                  83,027
    Less allowance for depreciation
      and amortization                                    48,915                  47,211
                                                       ---------               ---------
                                                          37,700                  35,816
    Land                                                   1,084                   1,083
                                                       ---------               ---------
      Net property, plant and equipment                   38,784                  36,899

    Marketable securities, available for sale                606                   1,018
    Acquired product technology                           12,047                  12,199
    Goodwill                                               3,191                   3,204
    Other assets                                           2,381                   2,413
                                                       ---------               ---------

Total Assets                                           $ 102,946               $ 102,350
                                                       =========               =========


The accompanying notes are an integral part of these consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                  AUGUST 1, 1998          April 30, 1998
                                                  --------------          --------------
                                                     (Unaudited)

LIABILITIES

  Current liabilities:
      Current portion of long term debt                $     315               $   1,069
      Accounts payable                                     3,874                   4,591
      Accrued liabilities:
        Compensation                                       1,010                   1,407
        Compensated absences                               4,028                   3,933
        Profit sharing                                     3,839                   3,483
        Income taxes payable                               2,179                     720
        Other                                              1,938                   1,974
                                                       ---------               ---------
          Total current liabilities                       17,183                  17,177

  Long term debt                                          33,300                  35,994
  Other long term liabilities                              2,874                   2,771
  Deferred income taxes                                    6,371                   6,589
                                                       ---------               ---------
        Total liabilities                                 59,728                  62,531

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; (authorized
    25,000,000 shares; issued 11,622,953 shares)          11,623                  11,623
  Class A Common stock, $1 par value; (authorized
    20,000,000 shares; issued 11,622,953 shares)          11,623                  11,623
  Capital contributed in excess of par value                   -                       -
  Retained earnings                                       75,478                  72,714
  Unearned ESOP shares                                    (2,550)                 (2,629)
  Accumulated other comprehensive (loss)                    (379)                   (437)
                                                       ---------               ---------
                                                          95,795                  92,894
  Less: Shares held in treasury at cost:
   (2,651,843 Common, 3,072,321 Class A at
    August 1, 1998 and 2,667,001 Common,
    3,123,074 Class A at April 30, 1998)                 (52,577)                (53,075)
                                                       ---------               ---------
Total Stockholders' Equity                                43,218                  39,819
                                                       ---------               ---------

Total Liabilities and Stockholders' Equity             $ 102,946               $ 102,350
                                                       =========               =========


The accompanying notes are an integral part of these consolidated financial statements.

                                    HACH COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                                 QUARTER ENDED          QUARTER ENDED
                                                                August 1, 1998         August 2, 1997
                                                              ----------------         --------------
Cash flows from operating activities:
Net income                                                             $ 3,450                $ 3,320
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                         1,852                  1,573
     Provision for deferred income taxes                                  (287)                  (142)
     Decrease in accounts receivable                                     2,712                    324
     (Increase) decrease in inventories                                    490                   (208)
     Decrease in other current assets                                      517                    596
     (Decrease) in accounts payable                                       (640)                  (664)
     Increase in accrued liabilities                                       848                    698
                                                                       -------                -------

Net cash provided by operating activities                                8,942                  5,497

Cash flows from investing activities:
     Capital expenditures                                               (3,564)                (2,746)
     Purchases of investments                                                -                 (2,079)
     Proceeds from the sale of investments                                 768                 25,459
     (Increase) decrease in long-term assets                                32                   (258)
                                                                       -------                -------

Net cash (used) provided by investing activities                        (2,764)                20,376

Cash flows from financing activities:
     Dividends paid                                                       (600)                  (493)
     Proceeds from borrowings                                                -                 30,000
     Payments on long-term borrowings                                   (2,714)                     -
     Purchases of treasury stock                                             -                (60,257)
     Exercise of stock options                                             412                    168
                                                                       -------                -------

Net cash used by financing activities                                   (2,902)               (30,582)

Effects of exchange rate changes                                            50                   (240)
                                                                       -------                -------

Net increase (decrease) in cash & cash equivalents                       3,326                 (4,949)

Cash & cash equivalents at the beginning of the period                   4,358                 14,575
                                                                       -------                -------

Cash & cash equivalents at the end of the period                       $ 7,684                $ 9,626
                                                                       =======                =======


The accompanying notes are an integral part of these consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Financial Statements

     The consolidated balance sheet at August 1, 1998 and the consolidated statements of income and retained earnings and cash flows for the interim periods ended August 1, 1998 and August 2, 1997, have been prepared by the Company, without audit. The April 30, 1998 balance sheet was derived from audited financial statements and as presented does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. These financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995 and therefore results of operations for the interim periods are not necessarily indicative of the operating results for a full year of future operations.

     Certain amounts in the financial statements for April 30, 1998 have been reclassified to conform with the current periods presentation.

2.       Inventories

         The components of inventories are:         (Thousands of Dollars)
                                               August 1, 1998   April 30, 1998
                                               --------------   --------------

         Raw materials and purchased parts          $   4,345        $   4,545
         Work-in-progress                               1,604            1,555
         Finished goods                                 8,584            8,882
         Resale                                           337              378
                                                    ---------        ---------
                                                     $ 14,870         $ 15,360
                                                    =========        =========

3.       Investments

     The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". During the first quarter of fiscal year 1999 the Company sold approximately $770,000 of investments previously classified as held-to-maturity. Proceeds from the sale of these investments were used for the acquisition of Environmental Test Systems, Inc. (ETS). Upon the sale of the investments the Company realized a gain of $1,000. In addition, all remaining investments previously classified as held-to-maturity have been reclassified as available-for-sale. At the time of the transfer these investments had a carrying value of $930,000, which approximated the fair value. These investments have been reclassified because of the liquidity needs brought about by the acquisition of ETS on April 30, 1998.


4.       Property, Plant and Equipment

     The Company capitalizes interest costs on certain assets that require a period of time to prepare them for their intended use. Total interest costs incurred during the quarter ended August 1, 1998 and August 2, 1997 were $574,000 and $140,000 respectively, of which $109,000 and $13,000 were capitalized to fixed assets, respectively.

5.       Income Taxes

     For both periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarters ended August 1, 1998 and August 2, 1997 were 36.7% and 35.5% respectively.


6.       Earnings Per Share

     The Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" in the quarter ended January 31, 1998 and all historical net income per share data presented has been restated to conform to the provisions of this statement. The standard established a different method of computing net income per share than was required under the provisions of Accounting Principles Board Opinion No. 15. The following table reconciles the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statements of Income and Retained Earnings included in this report on Form 10-Q.

                               EARNINGS PER SHARE
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                                              Quarter Ended
                                                                              -------------
                                                            August 1, 1998                      August 2, 1997
                                                            --------------                      --------------
                                                                             Per                                  Per
                                                                             Share                                Share
                                                       Income     Shares     Amount       Income      Shares      Amount

Basic earnings per share
  Income available to common stockholders              $3,450     17,064     $ 0.20       $3,320      20,998      $ 0.16

Effect of dilutive securities
  Stock options                                            -         108        -             -           34          -
                                                       ------     ------     ------       ------      ------      ------
Diluted earnings per share
  Income available to common stockholders              $3,450     17,172     $ 0.20       $3,320      21,032      $ 0.16
                                                       ======     ======     ======       ======      ======      ======

     Options to purchase shares of the Company's common stock of 20,356 for the quarter ended August 2, 1997 were outstanding but were not included in the computation of diluted EPS because the price of the options, which range from $8.0625 to $10.375 per share for the quarter ended August 2, 1997, was greater than the average market price of the common stock for the period reported. The outstanding options not included in the calculation for the quarter ended August 1, 1998 will expire in between February 1998 and February 2006.


7.       Recently Issued Financial Accounting Standards

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has decided it will present this information in its statement of stockholders' equity in its annual financial statements. The total comprehensive income for the quarters ended August 1, 1998 and August 2, 1997, was comprised of the following:


                                          August 1, 1998      August 2, 1997
                                          --------------      --------------

Net income                                       $ 3,450             $ 3,320
Foreign currency translation adjustment               50                (240)
                                          --------------      --------------
Comprehensive income                             $ 3,500             $ 3,080
                                          ==============      ==============

     In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 changes current practice under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS No. 131 in its annual financial statements for the year ended April 30, 1999 and has not yet determined the impact of such adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Analysis of Financial Condition:

     Cash and short-term investments increased $2,970,000 during the quarter to $8,008,000. Prior to the purchase of Environmental Test Systems (ETS), approximately $770,000 of investments used in the transaction had been classified as held-to-maturity. Upon the sale of these investments, the Company realized a gain of $1,000. All remaining securities previously classified as held-to-maturity have been reclassified as available-for-sale. Additionally, long-term debt decreased by $2,694,000 to $33,300,000.

     The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. During the first quarter of fiscal year 1999, the Company completed the construction of a 66,000 square foot building at the Loveland, Colorado site. Capital needs in the near future will be for production equipment as well as computer hardware and software to support distribution, research and development and administration.

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

Recently Issued Financial Accounting Standards

     In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 changes current practice under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS No. 131 in its annual financial statements for the year ended April 30, 1999 and has not yet determined the impact of such adoption.

Results of Operations: Quarter ended August 1, 1998 compared to quarter ended August 2, 1997.

     Net sales increased 13.5% to $36,776,000 from $32,414,000. The increase was primarily due to the acquisition of Environmental Test Systems, Inc. (ETS) which was completed on April 30, 1998. For the quarter ended August 1, 1998, ETS' net sales were $4,211,000. Exclusive of ETS, domestic sales increased 0.2% while international net sales increased 1.0%. Sales throughout Asia, which represent approximately 8.0% of consolidated sales decreased 21.0% from the prior year's first quarter. Asian sales were down due to weaker economic conditions and a stronger dollar versuses local currencies. Sales for the Company's European subsidiary increased approximately 12.0%. Approximately 60.0% of ETS' yearly sales are pool and spa testing products which are seasonal in nature. Historically, about 80.0% of pool and spa testing products sales occurred between January and July.

     Cost of sales increased 9.2% to $18,080,000 from $16,551,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent increased to 50.8% from 48.9% due to the mix of products sold and higher margins on products sold by ETS.

     Selling, general and administrative expense increased 17.1% to $10,406,000 from $8,886,000. The increase was due to additional personnel from the ETS acquisition, higher payroll and related expenses and costs related to implementation of a new company-wide integrated software system.

     Research and development expense increased 15.5% to $2,502,000 from $2,167,000. The increase was due to additional personnel from the ETS acquisition higher payroll and related expenses and planned expansion of the Company's research and development efforts.

     Interest income decreased to $164,000 from $480,000. The decrease was due to lower average investment balances in the current period.

     Interest expense increased to $506,000 from $140,000. The increase was due to interest on a long-term loan used to repurchase Hach Company common stock owned by Lawter International, which was entered into in July, 1997.

     The effective income tax rate was 36.7% in the current period compared to 35.5% in the prior year's second quarter. The increase is primarily due to the amortization of non-deductible goodwill which was recorded in connection with the ETS acquisition and the expiration of a tax credits for research activities.

Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)  1.  Report of Independent Accountants.

     2.  Awareness Letter of Independent Accountants.

     3.  Financial Data Schedule

(b) During the quarter ended August 1, 1998, the Registrant filed a report on From 8-K announcing the completion of the acquisition of Environmental Test Systems, Inc.(ETS), and that the Company would take a one time charge of $3,000,000 for in-process research and development associated with the acquisition. The Company also stated that Mark J. Stephenson would remain President of ETS and would become Vice President of Marketing and Services for Hach Company.


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

September 11, 1998
Date





By: /s/ Gary R. Dreher
    ----------------------------------------------------------
    Gary R. Dreher, Vice President and Chief Financial Officer

September 11, 1998
Date