Form 10-Q
period 1998-10-31
HACH CO
filed 1998-12-11
CIK 44764

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

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



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 10, 1998.


Title                                                        Outstanding

Common Stock                                                 8,994,369
Class A Common Stock                                         8,574,056

Part I.  Financial Information

Item 1.  Financial Statements


Summarized Financial Statements

     The accompanying Consolidated Balance Sheet as of October 31, 1998 and the Consolidated Statements of Income and Retained Earnings for the quarters and the six months ended October 31, 1998 and November 1, 1997 and the Consolidated Statements of Cash Flows for the six months ended October 31, 1998 and November 1, 1997 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and six months ended October 31, 1998 and November 1, 1997 are not necessarily indicative of the results of operations to be expected for the full year.

     The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by PricewaterhouseCoopers LLP, the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                       QUARTER ENDED                       SIX MONTHS ENDED
                                                 10/31/98           11/1/97           10/31/98           11/1/97
                                                ---------         ---------           --------         ---------
Net sales                                        $ 33,414          $ 31,542           $ 70,190          $ 63,956
Cost of sales                                      16,794            16,010             34,874            32,561
                                                ---------         ---------          ---------         ---------
  Gross profit                                     16,620            15,532             35,316            31,395
Selling, general and administrative expense         9,752             8,782             20,158            17,668
Research and development expense                    2,506             2,070              5,008             4,237
                                                ---------         ---------          ---------         ---------
  Income from operations                            4,362             4,680             10,150             9,490
Interest income                                        96               119                260               599
Interest expense                                     (540)             (516)            (1,046)             (656)
                                                ---------         ---------          ---------         ---------
  Income before income taxes                        3,918             4,283              9,364             9,433
Income tax expense                                  1,368             1,528              3,364             3,358
                                                ---------         ---------          ---------         ---------

  Net income                                        2,550             2,755              6,000             6,075

Retained earnings, beginning of period           $ 75,478          $ 68,648           $ 72,628          $ 65,823
Cash dividends                                       (599)             (493)            (1,199)             (988)
                                                ---------         ---------          ---------         ---------
Retained earnings, end of period                 $ 77,429          $ 70,910           $ 77,429          $ 70,910
                                                =========         =========          =========         =========

Net income per common share:
          Basic                                    $ 0.15            $ 0.16             $ 0.35            $ 0.32
          Diluted                                  $ 0.15            $ 0.16             $ 0.35            $ 0.32
                                                =========         =========          =========         =========

Dividends per common share
          Common stock                             $ 0.03            $ 0.03             $ 0.06            $ 0.06
          Class A common stock                     $ 0.04            $ 0.03             $ 0.08            $ 0.06
                                                =========         =========          =========         =========

Weighted average shares outstanding
          Basic                                17,118,745        16,455,936         17,091,293        18,764,029
          Diluted                              17,213,147        16,567,632         17,192,748        18,836,617
                                               ==========        ==========         ==========        ==========



The accompanying notes are an integral part of the consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                OCTOBER 31, 1998          April 30, 1998
                                                ----------------          --------------
                                                   (Unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents                            $ 5,987                $  4,358
    Marketable securities, available for sale                490                     680
    Accounts receivable, less reserves
      of $351 and $305, respectively                      17,783                  20,937
    Inventories                                           14,589                  15,360
    Deferred taxes and other current assets                5,789                   5,282
                                                       ---------               ---------

      Total current assets                                44,638                  46,617

  Property, plant and equipment at cost:
    Buildings and improvements                            32,755                  30,615
    Machinery and equipment                               55,880                  52,412
                                                       ---------               ---------
                                                          88,635                  83,027
    Less allowance for depreciation
      and amortization                                    50,634                  47,211
                                                       ---------               ---------
                                                          38,001                  35,816
    Land                                                   1,091                   1,083
                                                       ---------               ---------
      Net property, plant and equipment                   39,092                  36,899

    Marketable securities, available for sale                420                   1,018
    Acquired product technology                           11,894                  12,199
    Goodwill                                               3,276                   3,204
    Other assets                                           2,323                   2,413
                                                       ---------               ---------

Total Assets                                           $ 101,643               $ 102,350
                                                       =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                 OCTOBER 31, 1998         April 30, 1998
                                                 ----------------         --------------
                                                     (Unaudited)

LIABILITIES

  Current liabilities:
      Current portion of long term debt                  $   230                 $ 1,069
      Accounts payable                                     3,055                   4,591
      Accrued liabilities:
        Compensation                                       1,352                   1,407
        Compensated absences                               4,260                   3,933
        Profit sharing                                     1,750                   3,483
        Income taxes payable                                   -                     720
        Other                                              2,284                   1,974
                                                       ---------               ---------
          Total current liabilities                       12,931                  17,177

  Long term debt                                          33,300                  35,994
  Other long term liabilities                              2,783                   2,771
  Deferred income taxes                                    6,360                   6,589
                                                       ---------               ---------
        Total liabilities                                 55,374                  62,531

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; (authorized
    25,000,000 shares; issued 11,622,953 shares           11,623                  11,623
  Class A Common stock, $1 par value; (authorized
    20,000,000 shares; issued 11,622,953 shares           11,623                  11,623
  Capital contributed in excess of par value                   6                       -
  Retained earnings                                       77,429                  72,714
  Unearned ESOP shares                                    (2,470)                 (2,629)
  Accumulated other comprehensive income (loss)              503                    (437)
                                                       ---------               ---------
                                                          98,714                  92,894
  Less: Shares held in treasury at cost:
        (2,644,533 Common, 3,065,011 Class A at
         October 31, 1998 and 2,667,001 Common,
         3,123,074 Class A at April 30, 1998)            (52,445)                (53,075)
                                                       ---------               ---------
Total Stockholders' Equity                                46,269                  39,819
                                                       ---------               ---------

Total Liabilities and Stockholders' Equity             $ 101,643               $ 102,350
                                                       =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                                    HACH COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                              SIX MONTHS ENDED       SIX MONTHS ENDED
                                                              October 31, 1998       November 1, 1997
                                                              ----------------       ----------------
Cash flows from operating activities:
Net income                                                             $ 6,000                $ 6,075
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                         3,523                  3,104
     Benefit for deferred income taxes                                    (434)                  (250)
     Decrease in accounts receivable                                     3,154                    428
    (Increase) decrease in inventories                                     771                 (1,101)
    (Increase) in prepaid expenses & other assets                         (302)                   (21)
     Decrease in accounts payable                                       (1,536)                  (529)
     Decrease in accrued liabilities                                    (1,701)                  (755)
                                                                       -------                -------

Net cash provided by operating activities                                9,475                  6,951

Cash flows from investing activities:
     Capital expenditures                                               (5,306)                (4,511)
     Purchases of investments                                                -                 (2,213)
     Proceeds from the maturity or sale of short-term investments          788                 26,234
    (Increase) decrease in long-term assets                                 67                   (280)
                                                                       -------                -------

Net cash (used) provided by investing activities                        (4,451)                19,230

Cash flows from financing activities:
     Dividends paid                                                     (1,199)                  (988)
     Proceeds from borrowings                                                -                 30,000
     Payments on long-term borrowings                                   (3,532)                     -
     Purchases of treasury stock                                             -                (60,279)
     Exercise of stock options                                             551                    391
                                                                       -------                -------

Net cash used by financing activities                                   (4,180)               (30,876)

Effects of exchange rate changes                                           785                   (395)
                                                                       -------                -------

Net increase (decrease) in cash & cash equivalents                       1,629                 (5,090)

Cash & cash equivalents at the beginning of the period                   4,358                 14,575
                                                                       -------                -------

Cash & cash equivalents at the end of the period                       $ 5,987                $ 9,485
                                                                       =======                =======


The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Financial Statements

     The consolidated balance sheet at October 31, 1998 and the consolidated statements of income and retained earnings and cash flows for the interim periods ended October 31, 1998 and November 1, 1997, have been prepared by the Company, without audit. The April 30, 1998 balance sheet was derived from audited financial statements and as presented does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. These financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995 and therefore results of operations for the interim periods are not necessarily indicative of the operating results for a full year of future operations.

     Certain amounts in the financial statements for April 30, 1998 have been reclassified to conform with the current periods presentation.

2.       Inventories

         The components of inventories are:          (Thousands of Dollars)
                                               October 31, 1998   April 30, 1998
                                               ----------------   --------------

         Raw materials and purchased parts        $   4,181         $   4,545
         Work-in-progress                             1,526             1,555
         Finished goods                               8,325             8,882
         Resale                                         557               378
                                                  ---------         ---------
                                                   $ 14,589          $ 15,360
                                                  =========         =========

3.       Investments

     During the first quarter of fiscal year 1999 the Company sold approximately $770,000 of investments previously classified as held-to-maturity. Proceeds from the sale of these investments were used for the acquisition of Environmental Test Systems, Inc. (ETS). Upon the sale of the investments the Company realized a gain of $1,000. In addition, all remaining investments previously classified as held-to-maturity have been reclassified as available-for-sale. At the time of the reclassification of these investments had a carrying value of $930,000, which approximated the fair value. These investments have been reclassified because of the liquidity needs brought about by the acquisition of ETS on April 30, 1998.


4.       Property, Plant and Equipment

     The Company capitalizes interest costs on certain assets that require a period of time to prepare them for their intended use. Total interest costs incurred during the six month period ended October 31, 1998 and November 1, 1997 respectively, were $1,175,000 and $695,000 respectively, of which $129,000 and $39,000 were capitalized to fixed assets, respectively.


5.       Income Taxes

     For all periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarter ended October 31, 1998 and November 1, 1997 were 35.0% and 35.7% respectively.


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

                               EARNINGS PER SHARE
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                                               Quarter Ended
                                                                               -------------
                                                            October 31, 1998                      November 1, 1997
                                                            ----------------                      ----------------
                                                                             Per                                  Per
                                                                             Share                                Share
                                                       Income     Shares     Amount       Income      Shares      Amount

Basic earnings per share
  Income available to common stockholders              $2,550     17,119     $ 0.15       $2,755      16,456      $ 0.16

Effect of dilutive securities
  Stock options                                            -          94        -             -          112          -
                                                       ------     ------     ------       ------      ------      ------
Diluted earnings per share
  Income available to common stockholders              $2,550     17,213     $ 0.15       $2,755      16,568      $ 0.16
                                                       ======     ======     ======       ======      ======      ======



                                                                              Six Months Ended
                                                                              ----------------
                                                            October 31, 1998                      November 1, 1997
                                                            ----------------                      ----------------
                                                                             Per                                  Per
                                                                             Share                                Share
                                                       Income     Shares     Amount       Income      Shares      Amount

Basic earnings per share
  Income available to common stockholders              $6,000     17,091     $ 0.35       $6,075      18,764      $ 0.32

Effect of dilutive securities
  Stock options                                            -         102        -             -           73          -
                                                       ------     ------     ------       ------      ------      ------
Diluted earnings per share
  Income available to common stockholders              $6,000     17,193     $ 0.35       $6,075      18,837      $ 0.32
                                                       ======     ======     ======       ======      ======      ======

     Options to purchase shares of the Company's common stock of 11,708 for the quarter ended October 31, 1998 were outstanding but were not included in the computation of diluted EPS because the price of the options, which range from $8.0625 to $10.375 per share for the quarter ended October 31, 1998, was greater than the average market price of the common stock for the period reported. The outstanding options not included in the calculation for the quarter ended October 31, 1998 will expire between February 1998 and February 2006.

7.       Recently Issued Financial Accounting Standards

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has decided it will present this information in its statement of stockholders' equity in its annual financial statements. The total comprehensive income for the quarters and six months ended October 31, 1998 and November 1, 1997, was comprised of the following:


                                                       Quarter Ended
                                                       -------------
                                           October 31, 1998     November 1, 1997
                                           ----------------     ----------------

Net income                                          $ 2,550             $ 2,755
Foreign currency translation adjustment                (990)                702
                                           ----------------     ----------------
Comprehensive income                                $ 1,560             $ 3,457
                                           ================     ================


                                                     Six Months Ended
                                                     ----------------
                                           October 31, 1998     November 1, 1997
                                           ----------------     ----------------

Net income                                          $ 6,000             $ 6,075
Foreign currency translation adjustment                (940)                462
                                           ----------------     ----------------
Comprehensive income                                $ 5,060             $ 6,537
                                           ================     ================

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Analysis of Financial Condition:

     Cash and short-term investments increased $1,439,000 during the six month period to $6,477,000. Prior to the purchase of Environmental Test Systems (ETS), approximately $770,000 of investments used in the transaction had been classified as held-to-maturity. Upon the sale of these investments, the Company realized a gain of $1,000. All remaining securities previously classified as held-to-maturity have been reclassified as available-for-sale. Additionally, long-term debt decreased during the six month period by $2,694,000 to $33,300,000.

     The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. During fiscal year 1999, the Company completed the construction of a 66,000 square foot building at the Loveland, Colorado site. Capital needs in the near future will be for production equipment as well as computer hardware and software to support distribution, research and development and administration.

     The Company intends to finance its capital projects and dividend payments through existing cash and cash equivalents, short-term investments, projected cash flow from operations and bank borrowings.


Year 2000 Computer Systems Compliance

     The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or job failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar business activities.

     The Company utilizes many different systems and software programs to process and summarize business transactions. The Company is continuing the evaluation of its various operating systems and determining the additional remediation efforts required to ensure that its computer systems will properly utilize dates beyond December 31, 1999. Preliminary results of this assessment have revealed that remediation efforts required will vary from system to system. For example, it appears some systems will not require any additional programming efforts, while others may require significant programming changes.

     The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or conversion that is incompatible with the Company's systems, would not have a material effect on the Company.

     The Company has also conducted extensive work regarding the status of its currently available and installed base of products. The Company believes that its current products are largely Year 2000 compliant. Further information about the Company's products is available on its Internet Website.

     For those systems identified as non-compliant, the Company has begun and, in certain cases, completed remediation efforts. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project during the first half of calendar year 1999. The total cost of the Year 2000 project is estimated to be between $4,000,000 and $6,000,000 and is being funded through operating cash flows. Of the total project cost, approximately $3,000,000 is attributable to the purchase of new software or equipment which will be capitalized. The remaining $1,000,000 to $3,000,000 will be expensed as incurred. The Company may decide to upgrade versions of the new software programs which are Year 2000 compliant. In these instances, the Company may capitalize certain costs of the new system in accordance with current accounting guidelines.

     The Company presently believes that, with modifications to existing software and conversions to new software for those sites which it believes may be affected, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


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

Results of Operations: Quarter ended October 31, 1998 compared to quarter ended November 1, 1997.

     Net sales increased 5.9% to $33,414,000 from $31,542,000. The increase was primarily due to the acquisition of Environmental Test Systems, Inc. (ETS) which was completed on April 30, 1998. For the quarter ended October 31, 1998, ETS' net sales were $2,016,000. Approximately 60% of ETS' yearly sales are pool and spa testing products which are seasonal in nature. Historically, about 80.0% of pool and spa testing products sales occurred between January and July. Exclusive of ETS, domestic sales increased 1.1% while international net sales decreased 3.4%. Sales throughout Asia, which represent approximately 6.4% of consolidated sales decreased 23.1% from the prior year's second quarter. Asian sales were down due to weaker economic conditions and a stronger dollar versuses local currencies. Sales for the Company's European subsidiary increased approximately 12.3%.

     Cost of sales increased 4.9% to $16,794,000 from $16,010,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent increased to 49.7% from 49.2% due to the mix of products sold.

     Selling, general and administrative expense increased 11.1% to $9,752,000 from $8,782,000. The increase was due primarily to the inclusion of selling, general and administration expenses for ETS in the current quarter amounts.

     Research and development expense increased 21.1% to $2,506,000 from $2,070,000. The increase was due primarily to the inclusion of research and development expenses for ETS in the current quarter amounts.

     Interest income decreased to $96,000 from $119,000. The decrease was due to lower average investment balances in the current period.

     Interest expense increased to $540,000 from $516,000. The increase was due to higher average borrowings in the current period.

     The effective income tax rate was 35.0% in the current period compared to 35.7% in the prior year's period.

Results of Operations: Six months ended October 31, 1998 compared to six months ended November 1, 1997.

     Net sales increased 9.8% to $70,190,000 from $63,956,000. The increase was primarily due to the acquisition of Environmental Test Systems, Inc. (ETS) which was completed on April 30, 1998. For the six months ended October 31, 1998, ETS' net sales were $6,227,000. Approximately 60% of ETS' yearly sales are pool and spa testing products which are seasonal in nature. Historically, about 80.0% of pool and spa testing products sales occurred between January and July. Exclusive of ETS, domestic sales increased 0.7% while international net sales decreased 1.2%. Sales throughout Asia, which represent approximately 6.4% of consolidated sales decreased 22% from the prior year's first and second quarter. Asian sales were down due to weaker economic conditions and a stronger dollar versuses local currencies. Sales for the Company's European subsidiary increased approximately 12.2%.

     Cost of sales increased 7.1% to $34,874,000 from $32,561,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent increased to 50.3% from 49.1% due to the mix of products sold.

     Selling, general and administrative expense increased 14.1% to $20,158,000 from $17,668,000. The increase was due primarily to the inclusion of selling, general and administration expenses for ETS in the current year amounts.

     Research and development expense increased 18.2% to $5,008,000 from $4,237,000. The increase was due primarily to the inclusion of research and development expenses for ETS in the current year amounts.

     Interest income decreased to $260,000 from $599,000. The decrease was due to lower average investment balances in the current period.

     Interest expense increased to $1,046,000 from $656,000. The increase was due to higher average borrowings in the current period.

     The effective income tax rate was 35.9% in the current period compared to 35.6% in the prior year's period.


Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     On September 15, 1998, Hach Company held its annual meeting of stockholders. At this meeting, the stockholders were asked to consider and vote upon a proposal to amend the 1993 Stock Option Plan to authorize the Company to issue up to an additional 1,500,000 shares of Class A Common Stock under the plan. A total of 7,921,610 votes were cast of which 7,484,812 were affirmative, 409,410 were negative and 27,388 abstained.


Item 6.  Exhibits and Reports on Form 8-K

(a)  1.  Report of Independent Accountants.

     2.  Awareness Letter of Independent Accountants.

     3.  Financial Data Schedule

(b) During the quarter ended October 31, 1998, the Registrant filed no report on From 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Hach Company

By: /s/ Bruce J. Hach
    ----------------------------------------------------
    Bruce J. Hach, President and Chief Executive Officer

December 15, 1998
Date





By: /s/ Gary R. Dreher
    ----------------------------------------------------------
    Gary R. Dreher, Vice President and Chief Financial Officer

December 15, 1998
Date