Form 10-Q
period 1999-01-30
HACH CO
filed 1999-03-16
CIK 44764

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 1999

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



     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 12, 1999.


Title                                                        Outstanding

Common Stock                                                  9,305,074
Class A Common Stock                                          8,606,024

Part I.  Financial Information

Item 1.  Financial Statements


Summarized Financial Statements

     The accompanying Consolidated Balance Sheet as of January 30, 1999 and the Consolidated Statements of Income for the quarters and the nine months ended January 30, 1999 and January 31, 1998 and the Consolidated Statements of Cash Flows for the nine months ended January 30, 1999 and January 31, 1998 are unaudited; however, in the opinion of management all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the results of such periods have been made. The results of operations for the quarters and nine months ended January 30, 1999 and January 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year.

     The financial data included herein pursuant to Rule 10-01 of Regulation S-X has been subjected to a review by PricewaterhouseCoopers LLP, the Registrant's independent accountants.

                          HACH COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                       QUARTER ENDED                       NINE MONTHS ENDED
                                                  1/30/99           1/31/98            1/30/99           1/31/98
                                                ---------         ---------           --------         ---------
Net sales                                        $ 33,068          $ 30,337          $ 103,258          $ 94,293
Cost of sales                                      16,530            15,552             51,404            48,113
                                                ---------         ---------          ---------         ---------
  Gross profit                                     16,538            14,785             51,854            46,180
Selling, general and administrative expense         9,401             8,521             29,559            26,189
Research and development expense                    2,513             1,976              7,521             6,213
                                                ---------         ---------          ---------         ---------
  Income from operations                            4,624             4,288             14,774            13,778
Interest income                                       128               187                388               786
Interest expense                                     (431)             (437)            (1,477)           (1,093)
                                                ---------         ---------          ---------         ---------
  Income before income taxes                        4,321             4,038             13,685            13,471
Income tax expense                                  1,506             1,438              4,870             4,796
                                                ---------         ---------          ---------         ---------

  Net income                                     $  2,815          $  2,600          $   8,815          $  8,675
                                                =========         =========          =========         =========

Net income per common share:
          Basic                                    $ 0.16            $ 0.16             $ 0.51            $ 0.48
          Diluted                                  $ 0.16            $ 0.16             $ 0.51            $ 0.48
                                                =========         =========          =========         =========

Dividends per common share
          Common stock                             $ 0.03            $ 0.03             $ 0.09            $ 0.09
          Class A common stock                     $ 0.04            $ 0.04             $ 0.12            $ 0.10
                                                =========         =========          =========         =========

Weighted average shares outstanding
          Basic                                17,218,000        16,479,000         17,151,000        18,011,000
          Diluted                              17,348,000        16,614,000         17,270,000        18,125,000
                                               ==========        ==========         ==========        ==========



The accompanying notes are an integral part of the consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                  JANUARY 30, 1999          April 30, 1998
                                                  ----------------          --------------
                                                     (Unaudited)

ASSETS

  Current assets:
    Cash and cash equivalents                            $   5,875               $   4,358
    Marketable securities, available for sale                  460                     680
    Accounts receivable, less reserves
      of $406 and $305, respectively                        18,435                  20,937
    Inventories                                             13,995                  15,360
    Deferred taxes and other current assets                  6,027                   5,282
                                                         ---------               ---------

      Total current assets                                  44,792                  46,617

  Property, plant and equipment at cost:
    Buildings and improvements                              33,130                  30,615
    Machinery and equipment                                 56,692                  52,412
                                                         ---------               ---------
                                                            89,822                  83,027
    Less allowance for depreciation
      and amortization                                      51,739                  47,211
                                                         ---------               ---------
                                                            38,083                  35,816
    Land                                                     1,090                   1,083
                                                         ---------               ---------
      Net property, plant and equipment                     39,173                  36,899

    Marketable securities, available for sale                  420                   1,018
    Acquired product technology                             11,742                  12,199
    Goodwill                                                 3,248                   3,204
    Other assets                                             2,769                   2,413
                                                         ---------               ---------

Total Assets                                             $ 102,144               $ 102,350
                                                         =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                              HACH COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)


                                                   JANUARY 30, 1999         April 30, 1998
                                                   ----------------         --------------
                                                       (Unaudited)

LIABILITIES

  Current liabilities:
      Current portion of long term debt                  $      82               $   1,069
      Accounts payable                                       3,185                   4,591
      Accrued liabilities:
        Compensation                                           605                   1,407
        Compensated absences                                 3,836                   3,933
        Profit sharing                                       2,566                   3,483
        Income taxes payable                                     -                     720
        Other                                                2,266                   1,974
                                                         ---------               ---------
          Total current liabilities                         12,540                  17,177

  Long term debt                                            31,000                  35,994
  Other long term liabilities                                3,121                   2,771
  Deferred income taxes                                      6,525                   6,589
                                                         ---------               ---------
        Total liabilities                                   53,186                  62,531

STOCKHOLDERS' EQUITY

  Common stock, $1 par value; (authorized
    25,000,000 shares; issued 11,622,953 shares             11,623                  11,623
  Class A Common stock, $1 par value; (authorized
    20,000,000 shares; issued 11,622,953 shares             11,623                  11,623
  Retained earnings                                         79,573                  72,714
  Unearned ESOP shares                                      (2,390)                 (2,629)
  Accumulated other comprehensive income (loss);
    accumulated foreign currency translation adjustment        330                    (437)
                                                         ---------               ---------
                                                           100,759                  92,894
  Less: Shares held in treasury at cost:
        (2,617,879 Common, 3,016,929 Class A at
         January 30, 1999 and 2,667,001 Common,
         3,123,074 Class A at April 30, 1998)              (51,801)                (53,075)
                                                         ---------               ---------
Total Stockholders' Equity                                  48,958                  39,819
                                                         ---------               ---------

Total Liabilities and Stockholders' Equity               $ 102,144               $ 102,350
                                                         =========               =========


The accompanying notes are an integral part of the consolidated financial statements.

                                    HACH COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Thousands of Dollars)
                                             (Unaudited)


                                                             NINE MONTHS ENDED      NINE MONTHS ENDED
                                                              January 30, 1999       January 31, 1998
                                                              ----------------       ----------------
Cash flows from operating activities:
Net income                                                             $ 8,815                $ 8,675
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation & amortization                                         5,321                  4,677
     Benefit for deferred income taxes                                    (492)                  (376)
     Decrease in accounts receivable                                     2,502                    848
    (Increase) decrease in inventories                                   1,365                 (1,967)
     Increase in prepaid expenses & other assets                          (317)                  (692)
     Decrease in accounts payable                                       (1,406)                  (615)
     Decrease in accrued liabilities                                    (1,646)                  (671)
                                                                       -------                -------

Net cash provided by operating activities                               14,142                  9,879

Cash flows from investing activities:
     Capital expenditures                                               (7,025)                (6,412)
     Purchases of investments                                                -                 (2,737)
     Proceeds from the maturity or sale of short-term investments          818                 26,554
     Increase in long-term assets                                         (389)                  (454)
                                                                       -------                -------

Net cash (used) provided by investing activities                        (6,596)                16,951

Cash flows from financing activities:
     Dividends paid                                                     (1,801)                (1,565)
     Proceeds from borrowings                                                -                 30,000
     Capital lease obligations                                               -                    230
     Payments on long-term borrowings                                   (5,990)                     -
     Purchases of treasury stock                                             -                (60,532)
     Exercise of stock options                                           1,119                    669
                                                                       -------                -------

Net cash used by financing activities                                   (6,672)               (31,198)

Effects of exchange rate changes                                           643                   (450)
                                                                       -------                -------

Net increase (decrease) in cash & cash equivalents                       1,517                 (4,818)

Cash & cash equivalents at the beginning of the period                   4,358                 14,575
                                                                       -------                -------

Cash & cash equivalents at the end of the period                       $ 5,875                $ 9,757
                                                                       =======                =======


The accompanying notes are an integral part of the consolidated financial statements.

                          HACH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.        Financial Statements

     The consolidated balance sheet at January 30, 1999 and the consolidated statements of income and retained earnings and cash flows for the interim periods ended January 30, 1999 and January 31, 1998, have been prepared by the Company, without audit. The April 30, 1998 balance sheet was derived from audited financial statements and as presented does not include all the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. These financial statements include forward looking information as defined by the Private Securities Litigation Reform Act of 1995 and therefore results of operations for the interim periods are not necessarily indicative of the operating results for a full year of future operations.

     Certain prior period amounts have been reclassified to conform with the current periods presentation.

2.       Inventories

         The components of inventories are:          (Thousands of Dollars)
                                               January 30, 1999   April 30, 1998
                                               ----------------   --------------

         Raw materials and purchased parts        $   4,290         $   4,545
         Work-in-progress                             1,383             1,555
         Finished goods                               7,902             8,882
         Resale                                         420               378
                                                  ---------         ---------
                                                   $ 13,995          $ 15,360
                                                  =========         =========

3.       Investments

     During the first quarter of fiscal year 1999 the Company sold approximately $770,000 of investments previously classified as held-to-maturity. Proceeds from the sale of these investments were used for the acquisition of Environmental Test Systems, Inc. (ETS). Upon the sale of the investments the Company realized a gain of $1,000. In addition, all remaining investments previously classified as held-to-maturity have been reclassified as available-for-sale. At the time of the reclassification, these investments had a carrying value of $930,000, which approximated the fair value. These investments have been reclassified because of the liquidity needs brought about by the acquisition of ETS on April 30, 1998.


4.       Property, Plant and Equipment

     The Company capitalizes interest costs on certain assets that require a period of time to prepare them for their intended use. Total interest costs incurred during the nine month periods ended January 30, 1999 and January 31, 1998 were $1,732,000 and $1,175,000, respectively, of which $255,000 and $82,000 were capitalized to fixed assets, respectively.


5.       Long-Term Debt

     Long-term debt represents borrowings under a revolving credit agreement with U.S. Bank National Association, f/k/a Colorado National Bank. As of January 30, 1999, the Company had interest rate contracts with U.S. Bank National Association on $30 million at 5.91% which expires October 5, 1999 and $1 million at 5.97% which expires April 26, 1999.


6.       Income Taxes

     For all periods presented, the provision for income taxes is based upon an expected annual effective income tax rate. The rates utilized for the quarters ended January 30, 1999 and January 31, 1998 were 34.9% and 35.6% respectively.


7.       Earnings Per Share

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

                               EARNINGS PER SHARE
                    (Thousands of Dollars Except Share Data)
                                   (Unaudited)


                                                                               Quarter Ended
                                                                               -------------
                                                            January 30, 1999                      January 31, 1998
                                                            ----------------                      ----------------
                                                                             Per                                  Per
                                                                             Share                                Share
                                                       Income     Shares     Amount       Income      Shares      Amount

Basic earnings per share
  Income available to common stockholders              $2,815     17,218     $ 0.16       $2,600      16,479      $ 0.16

Effect of dilutive securities
  Stock options                                            -         130        -             -          135          -
                                                       ------     ------     ------       ------      ------      ------
Diluted earnings per share
  Income available to common stockholders              $2,815     17,348     $ 0.16       $2,600      16,614      $ 0.16
                                                       ======     ======     ======       ======      ======      ======



                                                                              Nine Months Ended
                                                                              -----------------
                                                            January 30, 1999                      January 31, 1998
                                                            ----------------                      ----------------
                                                                             Per                                  Per
                                                                             Share                                Share
                                                       Income     Shares     Amount       Income      Shares      Amount

Basic earnings per share
  Income available to common stockholders              $8,815     17,151     $ 0.51       $8,675      18,011      $ 0.48

Effect of dilutive securities
  Stock options                                            -         119        -             -          114          -
                                                       ------     ------     ------       ------      ------      ------
Diluted earnings per share
  Income available to common stockholders              $8,815     17,270     $ 0.51       $8,675      18,125      $ 0.48
                                                       ======     ======     ======       ======      ======      ======

     Options to purchase 6,000 shares of the Company's common stock were outstanding but were not included in the computation of diluted EPS for the nine months ended January 30, 1999 because the price of the options, which are $10.00 per share, was greater than the average market price of the common stock for the period reported. The outstanding options not included in the calculation for the nine months ended January 30, 1999 will expire in September 2008.

8.       Recently Issued Financial Accounting Standards

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has decided it will present this information in its statement of stockholders' equity in its annual financial statements. The total comprehensive income for the quarters and nine months ended January 30, 1999 and January 31, 1998, was comprised of the following:


                                                       Quarter Ended
                                                       -------------
                                           January 30, 1999     January 31, 1998
                                           ----------------     ----------------

Net income                                          $ 2,815             $ 2,600
Foreign currency translation adjustment,
  net of tax                                            173                  68
                                           ----------------     ----------------
Comprehensive income                                $ 2,988             $ 2,668
                                           ================     ================


                                                     Nine Months Ended
                                                     -----------------
                                           January 30, 1999     January 31, 1998
                                           ----------------     ----------------

Net income                                          $ 8,815             $ 8,675
Foreign currency translation adjustment,
  net of tax                                           (767)                529
                                           ----------------     ----------------
Comprehensive income                                $ 8,048             $ 9,204
                                           ================     ================


     In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 changes current practice under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS No. 131 in its annual financial statements for the year ended April 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Analysis of Financial Condition:

     Cash and short-term investments increased $1,297,000 during the nine month period to $6,335,000. Prior to the purchase of Environmental Test Systems (ETS), approximately $770,000 of investments used in the transaction had been classified as held-to-maturity. Upon the sale of these investments, the Company realized a gain of $1,000. All remaining securities previously classified as held-to-maturity have been reclassified as available-for-sale. Additionally, long-term debt decreased during the nine month period by $4,994,000 to $31,000,000.

     The Company monitors cash flow and capital expenditures in great detail as part of its total budgeting process. During fiscal year 1999, the Company completed the construction of a 66,000 square foot building at the Loveland, Colorado site. Capital needs in the near future will be for production equipment as well as computer hardware and software to support distribution, research and development and administration. In addition, the Company plans to expand manufacturing capacity at its Elkhart, Indiana facility.

     The Company intends to finance its capital projects and dividend payments through existing cash and cash equivalents, short-term investments, projected cash flow from operations and bank borrowings.

     As of January 30, 1999, the aggregate average interest rate on the $31 million of long-term debt was 5.91%. As of January 30, 1999, the Company had an interest rate contract on $30 million at 5.91% which expires October 5, 1999 and an interest rate contract on $1 million at 5.97% which expires April 26, 1999.


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


Recently Issued Financial Accounting Standards

     In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 131 changes current practice under SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS No. 131 in its annual financial statements for the year ended April 30, 1999.

Results of Operations: Quarter and nine months ended January 30, 1999 compared to quarter and nine months ended January 31, 1998.

     Net sales for the third quarter increased 9% to 33,068,000 from $30,337,000 and for the nine months increased 9.5% to $103,258,000 from $94,293,000. The increase was primarily due to the acquisition of Environmental Test Systems, Inc. (ETS) which was completed on April 30, 1998. For the third quarter, ETS' net sales were $3,043,000 and for the nine months ended January 30, 1999, ETS' net sales were $9,269,000. Approximately 60% of ETS' yearly sales are pool and spa testing products which are seasonal in nature. Historically, about 80.0% of pool and spa testing products sales occurred between January and July. Exclusive of ETS, domestic sales increased .5% while international net sales decreased 1.9% for the nine months ended January 30, 1999. For the quarter, exclusive of ETS, domestic sales increased .2 % while international net sales decreased 3.3%. Sales throughout Asia, which represent approximately 6.6% of consolidated sales decreased 15.7% from the nine months ended January 31, 1998 as compared to January 30, 1999 and decreased .3% for the quarter. Asian sales were down due to weaker economic conditions and a stronger dollar versuses local currencies. Sales for the Company's European subsidiary increased approximately 9.8% for the nine months ended January 30, 1999.

     Cost of sales for the third quarter increased 6.3% to $16,530,000 from $15,552,000. and for the nine months increased 6.8% to $51,404,000 from $48,113,000. This item, composed of material, labor and product overhead, increased primarily because of unit volume increases. The gross profit percent for the quarter increased to 50% from 48.7% and for the nine months increased to 50.2% from 49% Both increases were mainly due to the mix of products sold.

     Selling, general and administrative expense for the third quarter increased 10.3% to $9,401,000 from $8,521,000 and for the nine months increased 12.9% to $29,559,000 from $26,189,000. The increases were due primarily to the inclusion of selling, general and administration expenses for ETS in the current year amounts.

     Research and development expense for the third quarter increased 27.2% to $2,513,000 from $1,976,000 and for the nine months increased 21.1% to $7,521,000 from $6,213,000. The increase was due primarily to the inclusion of research and development expenses for ETS in the current year amounts.

     Interest income for the third quarter decreased to $128,000 from $187,000 and for the nine months decreased to $388,000 from $786,000. The decrease was due to lower average investment balances for both periods and an increase in interest capitalized.

     Interest expense for the third quarter decreased to $431,000 from $437,000. The decrease was due to lower interest rate charges on current borrowings during the period. Interest expense for the nine months increased to $1,477,000 from $1,093,000. The increase was due to higher average borrowings in the nine month period.

     The effective income tax rate for the quarters ended January 30, 1999 and January 31, 1998 was 34.9% and 35.6%, respectively. The effective income tax rate for the nine months ended January 30, 1999 and January 31, 1998 was 35.6%.


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

     2.  Awareness Letter of Independent Accountants.

     3.  Financial Data Schedule

(b) During the quarter ended January 30, 1999, the Registrant filed no report on From 8-K.


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

March 10, 1999
Date





By: /s/ Gary R. Dreher
    ----------------------------------------------------------
    Gary R. Dreher, Vice President and Chief Financial Officer

March 10, 1999
Date